Form 10-Q
period 2021-06-30
Shelter Acquisition Corp I
filed 2021-08-16
CIK 1844908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-40567

SHELTER ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Delaware	86-1273121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Midland Street #1726 Quogue, New York	11959
(Address of principal executive offices)	(Zip Code)

(631) 553-2164

(Registrant's telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	SHQAU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	SHQA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	SHQAW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 11, 2021, 22,164,744 shares of Class A common stock and 5,750,000 shares of Class B common stock were issued and outstanding.

SHELTER ACQUISITION CORPORATION I
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHELTER ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Cash and cash equivalents	$13,457	$—
Prepaid expenses	878	—
Deferred offering costs	592,802	49,030
Total Assets	$607,137	$49,030

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$390,742	$25,000
Due to related party	1,333	—
Promissory note - related party	240,000	—
Total Current Liabilities	632,075	25,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding (1)	575	575
Additional paid-in capital	24,425	24,425
Accumulated deficit	(49,938)	(970)
Total Stockholders’ Equity	(24,938)	24,030
Total Liabilities and Stockholders’ Equity	$607,137	$49,030

(1)	Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to partially exercise their over-allotment option on July 14, 2021, a total of 541,186 shares of Class B common stock are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021

Formation and operating costs	$20,258	$48,968
Net loss	$(20,258)	$(48,968)

Weighted average shares outstanding, basic and diluted (1)	5,000,000	5,000,000
Basic and diluted net loss per common share	$(0.00)	$(0.01)

(1)	Excludes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to partially exercise their over-allotment option on July 14, 2021, a total of 541,186 shares of Class B common stock are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

			Additional		Total
	Class B Common Stock		Paid-In	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,750,000	$575	$24,425	$(970)	$24,030
Net loss	—	—	—	(28,710)	(28,710)
Balance as of March 31, 2021	5,750,000	$575	$24,425	$(29,680)	$(4,680)
Net loss	—	—	—	(20,258)	(20,258)
Balance as of June 30, 2021	5,750,000	$575	$24,425	$(49,938)	$(24,938)

(1)	Includes up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. As a result of the underwriters’ election to partially exercise their over-allotment option on July 14, 2021, a total of 541,186 shares of Class B common stock are no longer subject to forfeiture (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(48,968)
Changes in operating assets and liabilities:
Prepaid expenses	(878)
Due to related party	1,333
Accounts payable and accrued expenses	5,370
Net cash used in operating activities	(43,143)

Cash Flows from Financing Activities:
Payment of deferred offering costs	(183,400)
Proceeds from issuance of promissory note to related party	240,000
Net cash provided by financing activities	56,600

Net Change in Cash	13,457
Cash - beginning of period	—
Cash - end of period	$13,457

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accounts payable and accrued expenses	$360,372

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Business Operations

Shelter Acquisition Corporation I (the “Company”) is a blank check company incorporated as a Delaware corporation on December 11, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, however, the Company intends to concentrate on identifying businesses that provide technologically innovative solutions to the real estate industry, broadly defined as “PropTech.” The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through June 30, 2021 relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 29, 2021. On July 2, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock” and shares thereof sold in the Initial Public Offering, “Public Shares”), and one-half of one redeemable warrant of the Company (“Public Warrant”), each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Note 3.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the sale of 6,250,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, to the Shelter Sponsor LLC, a Delaware limited liability company (the “Sponsor”), in a private placement (the “Private Placement”) generating gross proceeds of $6,250,000, which is discussed in Note 4.

On July 14, 2021, the Company issued an additional 2,164,744 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $21,647,440, which is discussed in Note 3. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 432,949 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a private placement (together with the Private Placement, the “Private Placements”) generating gross proceeds of $432,949, which is discussed in Note 4.

Transaction costs of the Initial Public Offering amounted to $12,783,411, consisting of $4,432,949 of underwriting discount, $7,757,660 of deferred underwriting discount and $592,802 of other offering costs. Of the transaction costs upon the closing of the IPO and the underwriters’ partial exercise of the over-allotment option, $690,712 is included within accumulated deficit and $12,092,699 is included in additional paid-in capital.

Following the closing of the Initial Public Offering on July 2, 2021, and the partial exercise of the over-allotment option on July 14, 2021, a total of $221,647,440 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and pursuant to the partial exercise of the over-allotment option, together with certain of the proceeds from the sale of the Private Placement Warrants in the Private Placements, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, acting as trustee, and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of a Business Combination, (b) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (c) the redemption of the Public Shares if the Company is unable to complete a Business Combination within 18 months of the closing of the Initial Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders of Public Shares (“public stockholders”).

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of a Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein.

The shares of common stock subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 18 months from the closing of the Initial Public Offering (the “Combination Period”) to complete a Business Combination. If the Company is unable to complete a Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers, directors and certain stockholders of the Company have entered into a letter agreement with the Company, pursuant to which they have agreed to: (i) waive their redemption rights with respect to any founder shares (as defined below) and Public Shares held by them, as applicable, in connection with the completion of a Business Combination, (ii) waive their redemption rights with respect to any founder shares and Public Shares held by them, as applicable, in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if the Company fails to complete a Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete a Business Combination within the Combination Period. If the Company submits a Business Combination to the public stockholders for a vote, the Sponsor, officers, directors and certain stockholders have agreed to vote any founder shares and any Public Shares held by them in favor of a Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements contained in Company’s prospectus for its Initial Public Offering, as filed with the SEC on July 1, 2021, and the Company’s Current Report on Form 8-K, as filed with the SEC on July 12, 2021. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future interim period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any cash equivalents as of June 30, 2021.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are initially deferred and then charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering in July 2021.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of June 30, 2021 were deemed immaterial.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The provision for income taxes was deemed to be immaterial for the six months ended June 30, 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Common Share

The Company complies with the accounting and disclosure requirements of ASC 260, Earnings Per Share. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts, and management believes it is not exposed to significant risk on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 – Initial Public Offering

Public Units

On July 2, 2021, Company consummated its Initial Public Offering of 20,000,000 “Units”. Each Unit consists of one share of Class A common stock and one-half of one Public Warrant, each whole Public Warrant entitling the holder thereof to purchase one Class A common stock for $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

On July 14, 2021, the Company issued an additional 2,164,744 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $21,647,440.

Public Warrants

As of June 30, 2021, no warrants were issued. Each whole warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the effective date of the registration statement for the Initial Public Offering and 30 days after the completion of a Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act provided that such exemption is available.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at a Newly Issued Price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00.    Once the warrants become exercisable, the Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder;

●	if, and only if, the closing price of our Class A common stock equals or exceeds $10.00 per public share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table below, based on the redemption date and the “fair market value” (as defined below) of our Class A common stock.

If the warrants become redeemable, the Company may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price as well as the $11.50 warrant exercise price after the redemption notice is issued.

Redemption Procedures and Cashless Exercise.  If the Company calls the warrants for redemption as described above, the Company will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the cash position, the number of warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the warrants. In such event, each holder would pay the exercise price by surrendering warrants in exchange for a number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of (a) the number of shares of Class A common stock underlying the warrants and (b) the excess of the “fair market value” of the Class A common stock over the exercise price of the warrants by (y) such fair market value and (B) the product of the number of warrants surrendered and 0.361, subject to adjustment. The fair market value means the volume weighted average price of Class A common stock as reported during the ten-trading day period ending on the trading day prior to the first date on which the shares of Class A common stock trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 4 – Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 6,250,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $6,250,000. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, the Sponsor purchased an additional 432,949 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $432,949.

The Private Placement Warrants are non-redeemable in certain circumstances so long as they are held by the Sponsor or its permitted transferees. The Private Placement Warrants may also be exercised by the Sponsor and its permitted transferees for cash or on a “cashless basis”. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Note 5 – Related Party Transactions

Founder Shares

On December 18, 2020, the Sponsor paid $25,000 to cover certain offering costs in consideration for the issuance of 5,750,000 shares of Class B common stock, par value $0.001 per share, of the Company (“founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 750,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on July 14, 2021, a total of 541,186 founder shares are no longer subject to forfeiture.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of the Company’s initial Business Combination or (B) subsequent to the Company’s initial Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date, following the completion of the Company’s initial Business Combination, on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the Initial Public Offering. As of June 30, 2021, the Company had borrowed $240,000 under the Promissory Note. The Company repaid the Promissory Note in full upon the closing of the Initial Public Offering.

Related Party Loans

In order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor or one or more of its affiliates, commencing on the date of the prospectus for the Company’s Initial Public Offering, a total of $20,000 per month for office space and administrative and support services. Payments for such services began on July 2, 2021. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 – Commitments & Contingencies

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into in connection with the IPO, the holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially executed their over-allotment option on July 14, 2021 to purchase an additional 2,164,744 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or up to $4,600,000 if the underwriters’ over-allotment option is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $7,000,000 (or up to $8,050,000 if the underwriters’ over-allotment option is exercised in full), held in the Trust Account and payable upon the completion of a Business Combination, subject to the terms of the underwriting agreement. The underwriters were entitled an underwriting discount of $4,432,949 in the aggregate, which was paid upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters are entitled to a deferred fee of $7,757,660 in the aggregate in connection with the closing of the Initial Public Offering and the partial exercise of the over-allotment option.

Note 7 – Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B common stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding, of which 750,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full so that the founder shares will represent, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

The Company’s Sponsor, directors and officers, and certain stockholders have agreed not to transfer, assign or sell their founder shares until the earlier to occur of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the reported closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, or other similar transaction that results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in the Business Combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.

Holders of the Class B common stock and holders of the Class A common stock will vote together as a single class, except as required by applicable law or stock exchange rule.

Note 8 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Except as described in these condensed financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Shelter,” “our,” “us” or “we” refer to Shelter Acquisition Corporation I. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report on Form 10-Q, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the Securities and Exchange Commission (“SEC”). Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report on Form 10-Q should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Delaware corporation on December 11, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). While we may pursue a business combination target in any stage of its corporate evolution or in any industry or sector, we currently intend to concentrate on identifying businesses that provide technologically innovative solutions to the real estate industry, broadly defined as “PropTech.”

On July 2, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock” and shares thereof sold in the Initial Public Offering, “Public Shares”), and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the sale of 6,250,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant, to Shelter Sponsor LLC, a Delaware limited liability company (the “Sponsor”), in a private placement (“Private Placement”) generating gross proceeds of $6,250,000.

On July 14, 2021, we issued an additional 2,164,744 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $21,647,440. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, we sold an additional 432,949 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a private placement (together with the Private Placement, the “Private Placements”) generating gross proceeds of $432,949.

Following the closing of the Initial Public Offering on July 2, 2021, and the partial exercise of the over-allotment option on July 14, 2021, a total of $221,647,440 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and pursuant to the partial exercise of the over-allotment option, together with certain of the proceeds from the sale of the Private Placement Warrants in the Private Placements, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through June 30, 2021 related to our formation and Initial Public Offering. We do not expect to generate any operating revenues until after the completion of a Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three and six months ended June 30, 2021, we had a net loss of $20,258 and $48,968, respectively, which consisted of formation and operating costs.

Liquidity and Capital Resources

As of June 30, 2021, we had $13,457 in cash and a working capital deficit of $617,740 (excluding deferred offering costs). Until the closing of the Initial Public Offering, our only source of liquidity was an initial purchase of founder shares by the Sponsor and loans from related parties. As of June 30, 2021, we had borrowed $240,000 from the Sponsor under a promissory note (the “Promissory Note”).

Subsequent to June 30, 2021, we consummated the Initial Public Offering, the sale of Units pursuant to the partial exercise of the over-allotment option and the related Private Placements. Of the net proceeds from the Initial Public Offering, the partial exercise of the over-allotment option, and related Private Placements, $221,647,440 of cash was placed in the Trust Account. In addition, as of July 2, 2021, $1,964,952 of cash was held outside of the Trust Account and is available for our working capital purposes. We repaid the Promissory Note in full upon the closing of the Initial Public Offering.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor, an affiliate of the Sponsor or certain of our officers and directors may, but is not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2021, no such Working Capital Loans were outstanding.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from the date the financial statements are issued. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Related Party Transactions

Founder Shares

On December 18, 2020, the Sponsor paid $25,000 to cover certain offering costs in consideration for the issuance of 5,750,000 shares of our Class B common stock, par value $0.001 per share (“founder shares”).  The number of founder shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 750,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to partially exercise their over-allotment option on July 14, 2021, a total of 541,186 founder shares are no longer subject to forfeiture.

With certain limited exceptions, the founder shares are not transferable, assignable or salable (except to our officers and directors and other persons or entities affiliated with the Sponsor, each of whom will be subject to the same transfer restrictions) until the earlier of (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the reported closing price of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (y) the date, following the completion of a Business Combination, on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Promissory Note. The Promissory Note is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the Initial Public Offering. As of June 30, 2021, we had borrowed $240,000 under the Promissory Note. We repaid the Promissory Note in full upon the closing of the Initial Public Offering.

Administrative Support Agreement

We have agreed to pay the Sponsor or one or more of its affiliates, commencing on the effective date of the registration statement for our Initial Public Offering, a total of $20,000 per month for office space and administrative and support services. Upon completion of a Business Combination or liquidation, we will cease paying these monthly fees.

Off-Balance Sheet Arrangements

For the three and six months ended June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Contractual Obligations

Registration and Stockholder Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to the registration rights agreement requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

Underwriting Agreement

We have granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially executed their over-allotment option on July 14, 2021 to purchase an additional 2,164,744 Units at a price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $4,000,000 (or up to $4,600,000 if the underwriters’ over-allotment option is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering, or $7,000,000 (or up to $8,050,000 if the underwriters’ over-allotment option is exercised in full), held in the Trust Account and payable upon the completion of our initial Business Combination, subject to the terms of the underwriting agreement. The underwriters were entitled an underwriting discount of $4,432,949 in the aggregate, which was paid upon the closing of the Initial Public Offering and the partial exercise of the over-allotment option. In addition, the underwriters are entitled to a deferred fee of 7,757,660 in the aggregate in connection with the closing of the Initial Public Offering and the partial exercise of the over-allotment option.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus, filed with the SEC on July 1, 2021.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete a business combination or make certain amendments to our amended and restated memorandum and articles of association, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete a business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 2, 2021, we consummated our Initial Public Offering of 20,000,000 Units, and on July 14, 2021 we closed the sale of an additional 2,164,744 Units pursuant to the partial exercise of the underwriter’s option to purchase up to an additional 3,000,000 Units to cover over-allotments, generating aggregate gross proceeds of $221,647,440 ($10.00 per Unit). Citigroup Global Markets Inc. and Wells Fargo Securities, LLC acted as the book-running managers. The securities sold in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-253213). The registration statement became effective on June 29, 2021.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 6,250,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,250,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we sold an additional 432,949 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $432,949. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such unregistered sales.

Following the closing of the Initial Public Offering on July 2, 2021, and the partial exercise of the over-allotment option on July 14, 2021, a total of $221,647,440 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and pursuant to the partial exercise of the over-allotment option, together with certain of the proceeds from the sale of the Private Placement Warrants in the Private Placements, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, acting as trustee, and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account.

The remaining net proceeds from the consummation of the Initial Public Offering and the Private Placements held outside of the Trust Account have been, and will be, used by the Company for working capital needs until the closing of a business combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.3	Registration and Stockholder Rights Agreement among the Company, the Sponsor and certain other stockholders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.4	Letter Agreement among the Company, the Sponsor, the Company’s officers and directors, and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.5	Administrative Support Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2021.

SHELTER ACQUISITION CORPORATION I

By:	/s/ Danion Fielding
Name:	Danion Fielding
Title:	Chief Financial Officer