Form 10-Q
period 2021-09-30
Shelter Acquisition Corp I
filed 2021-11-12
CIK 1844908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-40567

SHELTER ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Delaware	86-1273121
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Midland Street #1726
Quogue, New York	11959
(Address of principal executive offices)	(Zip Code)

(631) 553-2164

(Registrant’s telephone number, including area code)

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

As of November 8, 2021, 22,164,744 shares of Class A common stock and 5,541,186 shares of Class B common stock were issued and outstanding.

SHELTER ACQUISITION CORPORATION I
Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHELTER ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,010,349	$-
Prepaid expenses	353,925	-
Total current assets	1,364,274
Investments in Trust Account	221,650,110	-
Deferred offering costs	-	49,030
Total Assets	$223,014,384	$49,030

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$495,684	$25,000
Franchise tax payable	49,863
Total current liabilities	545,547	25,000
Derivative warrant liabilities	8,905,224	-
Deferred underwriters’ discount	7,757,660	-
Total Liabilities	17,208,431	25,000

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 22,164,744 shares and 0 shares issued and outstanding, respectively, subject to possible redemption	221,650,110	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,541,186 shares and 5,750,000 shares issued and outstanding, respectively	554	575
Additional paid-in capital	-	24,425
Accumulated deficit	(15,844,711)	(970)
Total Stockholders’ Equity (Deficit)	(15,844,157)	24,030
Total Liabilities and Stockholders’ Equity (Deficit)	$223,014,384	$49,030

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021

Operating expenses
General and administrative expenses	$667,342	$716,310
Franchise tax expense	49,863	49,863
Loss from operations	(717,205)	(766,173)

Other income (expense)
Income from investments held in Trust Account	2,670	2,670
Other expense relating to fair value exceeding amount paid for warrants	(387,728)	(387,728)
Offering costs allocable to warrants	(696,502)	(696,502)
Change in fair value of derivative warrant liabilities	9,846,431	9,846,431
Total other income	8,764,871	8,764,871

Net income	$8,047,666	$7,998,698

Weighted average shares outstanding, Class A redeemable common stock	21,400,544	7,211,905
Basic and diluted net income per share, Class A redeemable common stock	$0.30	$0.65
Weighted average shares outstanding, Class B non-redeemable common stock	5,458,832	5,154,625
Basic and diluted net income per share, Class B non-redeemable common stock	$0.30	$0.65

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	-	$-	5,750,000	$575	$24,425	$(970)	$24,030
Net loss	-	-	-	-	-	(28,710)	(28,710)
Balance as of March 31, 2021	-	$-	5,750,000	$575	$24,425	$(29,680)	$(4,680)
Net loss	-	-	-	-	-	(20,258)	(20,258)
Balance as of June 30, 2021	-	$-	5,750,000	$575	$24,425	$(49,938)	$(24,938)
Sale of 20,000,000 Units on July 2, 2021 through public offering	20,000,000	2,000	-	-	-	-	2,000
Sale of 2,164,744 Units on July 14, 2021, through overallotment	2,164,744	216	-	-	-	-	216
Class A common stock subject to possible redemption	(22,164,744)	(2,216)	-	-	-	-	(2,216)
Class B common stock forfeited	-	-	(208,814)	(21)	21	-	-
Accretion of the Class A common stock to redemption value	-	-	-	-	(24,446)	(23,842,439)	(23,866,885)
Net income	-	-	-	-	-	8,047,666	8,047,666
Balance as of September 30, 2021	-	$-	5,541,186	$554	$-	$(15,844,711)	$(15,844,157)

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$7,998,698
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(2,670)
Other expense relating to fair value exceeding amount paid for warrants	387,728
Change in fair value of derivative warrant liabilities	(9,846,431)
Offering costs allocated to warrants	696,502
Changes in current assets and liabilities:
Prepaid expenses	(353,925)
Accounts payable and accrued expenses	470,684
Franchise tax payable	49,863
Net cash used in operating activities	(599,551)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(221,647,440)
Net cash used in investing activities	(221,647,440)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	217,214,490
Proceeds from private placement	6,682,950
Proceeds from issuance of promissory note to related party	240,000
Repayment of promissory note to related party	(240,000)
Payment of deferred offering costs	(640,100)
Net cash provided by financing activities	223,257,340

Net change in cash	1,010,349
Cash, beginning of the period	-
Cash, end of the period	$1,010,349

Supplemental disclosure of cash flow information:
Initial value of Class A common stock subject to possible redemption	$221,647,440
Change in value of Class A common stock subject to possible redemption	$2,670
Deferred underwriting commissions charged to additional paid in capital	$7,757,660
Initial classification of derivative warrant liabilities	$18,751,655
Forfeiture of Class B common stock	$21

The accompanying notes are an integral part of the condensed financial statements.

SHELTER ACQUISITION CORPORATION I

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and Business Operations

Shelter Acquisition Corporation I (the “Company”) is a blank check company incorporated as a Delaware corporation on December 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s sponsor is Shelter Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, however, the Company intends to concentrate on identifying businesses that provide technologically innovative solutions to the real estate industry, broadly defined as “PropTech.”

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through September 30, 2021, relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 29, 2021. On July 2, 2021, the Company consummated its Initial Public Offering of 20,000,000 units (the “Units”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock” and shares thereof sold in the Initial Public Offering, “Public Shares”), and one-half of one redeemable warrant of the Company (“Public Warrant”), each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000, which is discussed in Note 4.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, the Company consummated the sale of 6,250,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant to the Sponsor, in a private placement (the “Private Placement”) generating gross proceeds of $6,250,000, which is discussed in Note 5.

On July 14, 2021, the Company issued an additional 2,164,744 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $21,647,440, which is discussed in Note 4. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, the Company sold an additional 432,949 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a private placement (together with the Private Placement, the “Private Placements”) generating gross proceeds of $432,949, which is discussed in Note 5.

Transaction costs of the Initial Public Offering amounted to $12,879,739, consisting of $4,432,949 of underwriting discount, $7,757,660 of deferred underwriting discount and $689,130 of other offering costs. Of the transaction costs upon the closing of the Initial Public Offering and the underwriters’ partial exercise of the over-allotment option, the Company recorded $12,183,237 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units, and immediately expensed $696,502 of offering costs in connection with the warrants that were classified as liabilities.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either: (i) in connection with a stockholder meeting called to approve the Business Combination; or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement. The public stockholders will be entitled to redeem all or a portion of their Public Shares upon the completion of a Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of a Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding Public Shares, subject to the limitations described herein.

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

Note 2 — Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 480-10-S99. Therefore, management concluded that the carrying value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Audited Balance Sheet at July 2, 2021	As Previously Reported	Adjustments	As Revised
Class A common stock subject to possible redemption	$172,478,210	$27,521,790	$200,000,000
Class A common stock	275	(275)	-
Class B common stock	575		575
Additional paid-in capital	6,040,962	(6,040,962)	-
Accumulated deficit	(1,041,808)	(21,480,553)	(22,522,361)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(27,521,790)	$(22,521,786)
Number of shares subject to redemption	17,247,821	2,752,179	20,000,000

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ended December 31, 2021 or for any future interim period.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts, and management believes it is not exposed to significant risk on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurement

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

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—”Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, of the $12,879,739 transaction costs upon the closing of the Initial Public Offering and the underwriters’ partial exercise of the over-allotment option (consisting of $4,432,949 of underwriters’ discount, $7,757,660 of deferred underwriters’ discount and $689,130 of other offering costs), the Company recorded $12,183,237 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units, and immediately expensed $696,502 of offering costs in connection with the warrants that were classified as liabilities.

Class A Common Stock Subject to Possible Redemption

All of the 22,164,744 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with guidance from the staff of the SEC on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

The Company accounts for the 17,765,321 warrants issued in connection with the Initial Public Offering (including the partial exercise of the underwriters’ over-allotment option) and Private Placements as derivative liabilities in accordance with the guidance contained in ASC 815. Accordingly, the Company classifies the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statements of operations. The fair value of Private Placement Warrants are estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of the Company’s outstanding warrants were excluded from diluted earnings per share for the three and nine months ended September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,412,079	$1,635,587	$4,664,676	$3,334,022

Denominator:
Weighted average shares outstanding	21,400,544	5,458,832	7,211,905	5,154,625
Basic and diluted net income per share	$0.30	$0.30	$0.65	$0.65

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of September 30, 2021, were deemed immaterial.

ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The provision for income taxes was deemed to be immaterial for the nine months ended September 30, 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (Early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4 - Initial Public Offering

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

All of the 21,164,744 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. Given that the Class A common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A common stock was classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of September 30, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$221,647,440
Less:
Proceeds allocated to Public Warrants	(11,680,978)
Class A shares issuance costs	(12,183,237)
Plus:
Accretion of carrying value to redemption value	23,864,215
Income from investments held in Trust Account	2,670
Contingently redeemable Class A common stock	$221,650,110

Note 5 - Related Party Transactions

Founder Shares

On December 18, 2020, the Sponsor paid $25,000 to cover certain offering costs in consideration for the issuance of 5,750,000 shares of Class B common stock, par value $0.001 per share, of the Company (“founder shares”). The number of founder shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Initial Public Offering. Up to 750,000 of the founder shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ election to partially exercise their over-allotment option, 208,814 founder shares were forfeited for no consideration on August 13, 2021, resulting in 5,541,186 founder shares outstanding.

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

Private Placement Warrants

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

Related Party Loans

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the Initial Public Offering. The Company borrowed $240,000 under the Promissory Note and repaid it in full upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2021 and December 31, 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor or one or more of its affiliates, commencing on the date of the final prospectus for the Company’s Initial Public Offering, a total of $20,000 per month for office space and administrative and support services. Payments for such services began on June 29, 2021. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 - Commitments and Contingencies

Registration and Stockholder Rights

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, the holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On July 2, 2021, the Company paid a fixed underwriting discount of $4,000,000, which was calculated as two percent (2%) of the gross proceeds of the Initial Public Offering. On July 14, 2021, the underwriters partially executed their over-allotment option to purchase an additional 2,164,744 Units at a price of $10.00 per Unit, and were paid a fixed underwriting discount of $432,949.

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering and over-allotment held in the Trust Account, or $7,757,660, upon the completion of the Company’s initial Business Combination.

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

Note 7 - Derivative Warrant Liabilities

The Company accounted for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, and as such, the warrants must be recorded as derivative liabilities.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.    Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

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

Note 8 - Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 21,164,744 shares of Class A common stock issued and subject to possible redemption. The Class A common stock is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the balance sheet. As of December 31, 2020 there were no shares of Class A common stock issued or outstanding.

Class B common stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At September 30, 2021 and December 31, 2020, there were 5,541,186 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

Note 9 –Fair Value Measurements

The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis as of September 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$221,650,110	$221,650,110	$-	$-
Liabilities:
Derivative Warrant Liability - Private Placement Warrants	3,368,470	-	-	3,368,470
Derivative Warrant Liability - Public Warrants	5,536,754	5,536,754	-	-
	$8,905,224	$5,536,754	$-	$3,368,470

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the condensed statements of operations.

Initial Measurement

The Company established the initial fair value of the Public Warrants and Private Placement Warrants on July 2, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Public Warrants and Private Placement Warrants were as follows at initial measurement:

Risk-free interest rate	0.98%
Expected term (years)	5.71
Expected volatility	19.0%
Stock price	$9.47
Strike price	$11.50

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2021, is classified as Level 1 due to the use of an observable market quote in an active market. As of September 30, 2021, the aggregate value of Public Warrants was $5,536,754.

The subsequent measurement of the Private Placement Warrants was calculated using a Monte Carlo simulation model which is considered a Level 3 measurement.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows as of September 30, 2021:

Risk-free interest rate	1.09%
Expected term (years)	5.62
Expected volatility	10.6%
Stock price	$9.72
Strike price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 liability for the nine months ended September 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$-
Initial fair value of warrant liability	18,751,655
Transfer out of Level 3 to Level 1	(5,536,754)
Change in fair value	(9,846,431)

Fair value as of September 30, 2021	$3,368,470

Note 10 - Subsequent Events

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

Results of Operations

As of September 30, 2021, we have not commenced any operations. All activity for the period from December 11, 2020 (inception) through September 30, 2021 relates to our formation and Initial Public Offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account.

For the three months ended September 30, 2021, we had net income of $8,047,666 which was comprised of general and administrative expenses of $667,342, franchise tax expense of $49,863, income from investments held in Trust Account of $2,670, other expense relating to fair value exceeding amount paid for warrants of $387,728, change in fair value of derivative warrant liabilities of $9,846,431, and offering costs allocated to warrants of $696,502.

For the nine months ended September 30, 2021, we had net income of $7,998,698 which was comprised of general and administrative expenses of $716,310, franchise tax expense of $49,863, income from investments held in Trust Account of $2,670, other expense relating to fair value exceeding amount paid for warrants of $387,728, change in fair value of derivative warrant liabilities of $9,846,431, and offering costs allocated to warrants of $696,502.

Liquidity and Capital Resources

As of September 30, 2021, we had $1,010,349 in our operating bank account, and working capital of $818,727.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a capital contribution from the Sponsor of $25,000, to cover certain offering costs, for the founder shares, the loan under an unsecured promissory note from the Sponsor of $240,000. The promissory note from the Sponsor was paid in full upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placements, our liquidity needs have been satisfied through the proceeds from the consummation of the Private Placements not held in the Trust Account.

In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Off-Balance Sheet Arrangements

For the three and nine months ended September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.

On July 2, 2021, we paid a fixed underwriting discount of $4,000,000, which was calculated as two percent (2%) of the gross proceeds of the Initial Public Offering. On July 14, 2021, the underwriters partially executed their over-allotment option to purchase an additional 2,164,744 Units at a price of $10.00 per Unit, and were paid a fixed underwriting discount of $432,949.

Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the Initial Public Offering and over-allotment held in the Trust Account, or $7,757,660, upon the completion of our initial business combination.

Critical Accounting Policies

The preparation of the unaudited condensed financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Our significant accounting policies are fully described in Note 3 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus, filed with the SEC on July 1, 2021, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, filed with the SEC on August 16, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of November, 2021.

SHELTER ACQUISITION CORPORATION I

By:	/s/ Danion Fielding
Name:	Danion Fielding
Title:	Chief Financial Officer