Form 10-Q/A
period 2021-09-30
Shelter Acquisition Corp I
filed 2022-02-18
CIK 1844908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of February 18, 2022, 22,164,744 shares of Class A common stock and 5,541,186 shares of Class B common stock were issued and outstanding.

EXPLANATORY NOTE

Shelter Acquisition Corporation I (the “Company,” “Shelter,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Form 10-Q”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Original Quarterly Report”).

The Original Quarterly Report included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”), that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (the “Initial Public Offering”) on July 2, 2021. As described in Note 2, the Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration the requirement in its amended and restated certificate of incorporation that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the Class A common stock and determined that the Class A common stock issued in the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, management concluded that all Class A common stock are subject to possible redemption, resulting in the Class A common stock being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in revision to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The quantitative factors support a conclusion that the misstatements are material on a quantitative basis. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock is material quantitatively and that it should restate its previously issued financial statements.

The misstatement, however, does not have an impact on the quarterly balance sheets, but rather on the audited balance sheet as of July 2, 2021, included as an exhibit to the Company’s Current Report on Form 8-K, filed with the SEC on July 12, 2021 (the “Original 8-K”). Accordingly, the Original Quarterly Report is hereby being amended to remove the Note 2 discussion on revision and to update Item 4 for the material weakness. The Original 8-K will be amended on a separate filing to restate the reported balance sheet.

The above changes will not impact the Company’s cash position or cash held in the trust account established in connection with the Initial Public Offering (“Trust Account”).

SHELTER ACQUISITION CORPORATION I
Quarterly Report on Form 10-Q/A

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SHELTER ACQUISITION CORPORATION I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,010,349	$-
Prepaid expenses	353,925	-
Total current assets	1,364,274
Investments in Trust Account	221,650,110	-
Deferred offering costs	-	49,030
Total Assets	$223,014,384	$49,030

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$495,684	$25,000
Franchise tax payable	49,863	-
Total current liabilities	545,547	25,000
Derivative warrant liabilities	8,905,224	-
Deferred underwriters’ discount	7,757,660	-
Total Liabilities	17,208,431	25,000

Commitments and Contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 22,164,744 shares and 0 shares issued and outstanding, respectively, subject to possible redemption	221,650,110	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,541,186 shares and 5,750,000 shares issued and outstanding, respectively	554	575
Additional paid-in capital	-	24,425
Accumulated deficit	(15,844,711)	(970)
Total Stockholders’ Equity (Deficit)	(15,844,157)	24,030
Total Liabilities and Stockholders’ Equity (Deficit)	$223,014,384	$49,030

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

Note 2 - Summary of Significant Accounting Policies

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

Note 3 - Initial Public Offering

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

Note 4 - Related Party Transactions

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

Note 5 - Commitments and Contingencies

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

Note 6 - Derivative Warrant Liabilities

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

Note 7 - Stockholders’ Equity

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

Note 8 –Fair Value Measurements

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

Note 9 - Subsequent Events

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our Chief Executive Officer and Chief Financial Officer concluded that our control around the interpretation and accounting for certain complex features of the Company’s Class A common stock was not effectively designed or maintained. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as for below. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q/A, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus, filed with the SEC on July 1, 2021, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, filed with the SEC on August 16, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Company’s Class A common stock. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 18th day of February, 2022.

SHELTER ACQUISITION CORPORATION I

By:	/s/ Danion Fielding
Name:	Danion Fielding
Title:	Chief Financial Officer