Form 10-K
period 2021-12-31
Shelter Acquisition Corp I
filed 2022-03-30
CIK 1844908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

SHELTER ACQUISITION CORPORATION I
(Exact name of registrant as specified in its charter)

Delaware	001-40567	86-1273121
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

6 Midland Street #1726 Quogue, New York	11959
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 553-2164

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	SHQAU	The Nasdaq Stock Market LLC
Class A common stock included as part of the units	SHQA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	SHQAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s units began trading on The Nasdaq Stock Market LLC (“Nasdaq”) on June 30, 2021 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”) and warrants began separate trading on the Nasdaq on August 20, 2021. The aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A common stock on December 31, 2021, as reported on the Nasdaq, was $215,662,959.12 (based on the closing sales price of the Class A common stock on December 31, 2021 of $9.73).

As of March 28, 2022, 22,164,744 shares of Class A common stock and 5,541,186 shares of Class B common stock were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“we,” “us,” “our,” “company” or “our company” are to Shelter Acquisition Corporation I;

●	“Advisors” or our “Board of Advisors” are to members of our advisory board;

●	“Class A common stock” are to our Class A common stock;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“DGCL” are to the Delaware General Corporation Law, as the same may be amended from time to time;

●	“directors” are to our current directors;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a Private Placement prior to our Initial Public Offering, and the shares of our Class A common stock issued upon the conversion thereof as provided herein;

●	“Initial Public Offering” are to our initial public offering consummated on July 2, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our Initial Public Offering;

●	“management” or our “management team” are to our current executive officers and directors;

●	“Private Placement Warrants” are to the warrants issued to our sponsor in private placements simultaneously with the closing of our Initial Public Offering and the underwriters’ partial exercise of its over-allotment option;

●	“public shares” are to shares of our Class A common stock sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants issued as part of each Unit in our Initial Public Offering and which began trading separately on August 20, 2021;

●	“sponsor” are to Shelter Sponsor LLC, a Delaware limited liability company;

●	“trust account” are to the trust account set up following our Initial Public Offering with Continental Stock Transfer & Trust Company acting as trustee; and

●	“Unit” are to our Units issued in our Initial Public Offering, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete an initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our Initial Public Offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

●	If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.

●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (“COVID-19”) outbreak and the status of debt and equity markets.

●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our management team or our Advisors is not indicative of future performance of an investment in us.

●	If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months from the closing of our Initial Public Offering, we may be unable to complete our initial business combination, in which case our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

PART I

Item 1. Business

Overview

We are a blank check company incorporated as a Delaware corporation on December 11, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. While we may pursue a business combination target in any stage of its corporate evolution or in any industry or sector, we currently intend to concentrate on identifying businesses that provide technologically innovative solutions to the real estate industry, broadly defined as “PropTech.”

On July 2, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the sale of the Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to Shelter Sponsor LLC, a Delaware limited liability company (the “Sponsor”), in a private placement (“Private Placement”) generating gross proceeds of $6,250,000.

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

Investment Thesis and Competitive Strengths

The real estate industry is millenia old and the world’s largest asset class, contributing $3.5 trillion to the U.S. economy, or 13% of GDP. The Internet is only three decades old and Technology is now the largest sector of the S&P 500. Technology moves quickly; real estate does not. Technology has converged with virtually every industry, introducing new levels of speed and cost efficiency, and improving customer experiences. However, the real estate industry is fragmented, intermediated, highly-regulated, inefficient, illiquid, hyperlocal, capital-intensive, and relationship-driven. As such, it is one the least digitized industries and is now in a massive game of catch up in the digital-first world.

While technology for the real estate industry, or PropTech, is in nascent stages, the pace of demand, adoption and innovation is accelerating. PropTech players have emerged challenging the archaic status quo — from how people search for and buy a home to how structures are built and maintained and the amenities and environmental considerations offered. PropTech is fueling growth, not by adding more square footage, but rather through increased efficiencies to achieve scale.

Venture capital investment in PropTech has grown significantly over the past decade, exploding in the past few years. In 2021, investment in the PropTech sector surged to a record high of $32 billion, representing nearly 10x growth from 2016. A growing proportion of investment is flowing into later-stage companies, with late-stage financings representing 59% of PropTech venture capital investment in 2021, up from 25% in 2016, an indicator of the sector’s growing maturity. Despite the growth in venture capital investment, total dollars invested in PropTech is still dwarfed by the volume of investment flowing through incumbent real estate businesses.

The world was forced to reevaluate how and where to occupy space in 2020. Homes, offices, schools, hospitals, public transportation, retail and hospitality and entertainment venues have been reinvented, reutilized, and in some cases, made obsolete, during the COVID-19 pandemic, and we anticipate another transformation as the world slowly returns to a “new normal.” From contactless entry and advanced air filtration systems, to virtual tours and remote closings, physical and environmental modifications spurred by COVID-19 have been capital- and resource-intensive and have forced lasting behavioral and operational change. We expect the growth of technologies that have facilitated this change will continue to accelerate and that new products and services will emerge to support the latest iterations of how space is utilized.

At the start of 2022, PropTech innovation and investment is showing no signs of slowing down, following almost two years of seismic real estate shifts. COVID-19 compounded the factors already forcing change in how people interact with the built environment, leading to increased consumer preferences for digital-first and mobile processes, growing appetite for shared experiences, and rising standards for richer amenities, connectivity, engagement, and sustainable living. We believe the PropTech sector is now fully accepted and a robust set of companies have grown to a point that demands consideration of public market capital solutions to fuel their growth trajectories and pursue the coming consolidation opportunities.

We believe the public is hungry for disruption. We have witnessed technology transform finance, insurance, transportation, retail, healthcare and cities. We believe the built environment is next. Given the scale and fragmentation of the industry, there is ample room for multiple players in every vertical. We believe we have the ability to identify the obvious and the less obvious PropTech opportunities, and when we do, we know how to negotiate, innovate, and be effective with capital and teams to implement positive change. Collectively, our management team has executed real estate transactions with an aggregate deal value in the tens of billions and has completed over two dozen PropTech or venture capital investments.

At the core of Shelter Acquisition Corporation I is a commitment to make the real estate industry more accessible and efficient. We recognize this will require change in both behavior and mindset. To deliver on that commitment, we have assembled a seasoned management team that is thoughtful in its approach, persuasive in its value proposition and nimble in its execution. We will work in lockstep with our Boards of Directors and Advisors, tapping their industry expertise and our collective networks to create an ecosystem of knowledge, access, and support and be a great partner for PropTech companies making the journey from the private to the public markets.

Our leadership team and boards have extensive experience building, operating, and investing in real estate and PropTech businesses globally. Our networks across the real estate and PropTech landscape span real estate market owners, operators, developers, lenders, brokers, service providers as well as real estate private equity fund managers, PropTech venture capital fund managers, and PropTech founders. We believe these networks will be instrumental in obtaining access and evaluating investment opportunities.

Investment Criteria

Our investment strategy is to identify and complete our initial business combination with a company that complements the experience of our management team, board of directors and Board of Advisors and that can benefit from their combined expertise. Our selection process will leverage our team’s broad and deep relationship network, unique industry experiences, and proven deal sourcing and execution capabilities.

We are seeking to merge with a company that is operating at the intersection of real estate and technology. Our management team will leverage their access to proprietary deal flow, sourcing capabilities, and network of industry contacts to generate opportunities with potential targets. Consistent with this strategy, we have identified the following acquisition criteria and guidelines that we believe are important in evaluating prospective targets. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines.

1.	Deliver clear value proposition to the real estate industry:

a.	Solve a specific problem

Software, hardware, sensors, Internet of Things, Artificial Intelligence and Machine Learning to name a few, can reduce the cost of ownership, improve environmental sustainability and enable smarter, data-driven decisions.

b.	Simplify life

Mobile and cloud-based solutions are delivering the convenience our digital-first society expects and demands, i.e. the ability to control everything from the palm of our hand, with a beautiful interface.

c.	Create flexibility

From hard materials to operating systems, we believe real estate can and must be more adaptable than it is today, and be equipped to accept future updates and innovations.

d.	Make real estate more accessible and equitable

Fintech and PropTech solutions are democratizing access to financing, pricing information and services that previously relied on people and privilege.

2.	Defensible and scalable business model:

We are seeking a business that has a proven track record of financial performance, capital efficiency and attractive unit economics that can deliver outsized contribution margins at scale.

3.	Large, growing addressable market:

We are seeking a business poised to grow within a substantial total addressable market through defensible, organic growth drivers and potential for strategic, inorganic expansion into new product verticals or geographies.

4.	Differentiated offering and competitive market position:

We are seeking a business with a differentiated and sustainable competitive advantage as well as meaningful market share and positioning.

5.	Experienced management team:

We want to partner with a management team that has experience scaling businesses and is “public-ready”, with respect to structure, governance, control and culture.

6.	Benefit from experience and value provided by our management team, board of directors and Board of Advisors:

We are seeking a business that is receptive to the ways in which our management team, board of directors, and Board of Advisors can add meaningful value, helping a target company accelerate growth post-merger.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team will directly or indirectly own founder shares and/or Private Placement Warrants following our Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

We currently do not have any specific transaction under consideration with a target business with which to consummate our initial business combination. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. Our management team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable by us on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post- transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. In addition, as long as our sponsor is controlled by Jack Chandler and Christopher Keber, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and network of relationships with investment banks, private equity firms, professional advisors and senior real estate executives provides us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams. Our management team is also highly experienced in executing transactions under varying economic and financial market conditions. See Item 10 of this Report for a more complete description of our management team’s experience.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe certain target businesses will find this method a more certain and cost effective method to becoming a public company than the typical Initial Public Offering. In a typical Initial Public Offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an Initial Public Offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equaled or exceeded $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination in the amount of $214,802,239 as of December 31, 2021, after payment of $7,757,660 of deferred underwriting fees, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing access to the expertise of our management team, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our Initial Public Offering. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the private placement of the Private Placement Warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We currently do not have any specific transaction under consideration with a target business with which to consummate our initial business combination. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the final prospectus related to our Initial Public Offering and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or one or more of its affiliates a total of $20,000 per month for office space and administrative and support services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the deferred underwriting commissions and taxes payable by us on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. The requirement that the target business or businesses together have an aggregate fair market value of at least 80% of the assets held in the trust account is set forth in our amended and restated certificate of incorporation, and will continue to apply to us even if our securities are no longer listed on Nasdaq. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors to evaluate the possible merits or risks of any target business with which we may ultimately complete our business combination.

To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 18 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our Initial Public Offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 8,311,779, or 37.5% (assuming all outstanding shares are voted), of the 22,164,744 public shares sold in our Initial Public Offering (including the partial exercise by the underwriter of its over-allotment option) to be voted in favor of a transaction in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

As described above, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the date on which the vote on the proposal to approve the initial business combination is initially to be held. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the initially scheduled vote in which the name and other identifying information of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have up to two business days prior to the initially scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to seek to exercise its redemption rights. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our Initial Public Offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, executive officers and directors have agreed that we will have only 18 months from the closing of our Initial Public Offering to complete our initial business combination. If we are unable to complete our business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 18 months from the closing of our Initial Public Offering. However, if our initial stockholders acquire public shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or with respect to any other provision relating to the rights of holders of our Class A common stock unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable by us) divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside of the trust account (which as of December 31, 2021, was $905,106), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 18 months from the closing of our Initial Public Offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within 18 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our franchise and income taxes and will not be liable as to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination within 18 months from the closing of our Initial Public Offering, subject to applicable law. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our business combination, we encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 6 Midland Street, #1726, Quogue, New York 11959, and our telephone number is (631) 553-2164. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on June 29, 2021, we have agreed to pay our sponsor or one or more of its affiliates a total of $20,000 per month for office space and administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have six officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.

The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our Units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with such requirements or that the potential target business will be able to prepare its financial statements in accordance with such requirements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal controls over financial reporting procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control over financial reporting procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls over financial reporting. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates equaled or exceeded $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates equaled or exceeded $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates equaled or exceeded $700 million as of the prior June 30th.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the final prospectus related to our Initial Public Offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may choose not to hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our Initial Public Offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 8,311,780, or 37.5%, of the 22,164,744 public shares sold in our Initial Public Offering (including the partial exercise by the underwriters of their over-allotment option) to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. As of December 31, 2021, our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would not be consummated and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would not be consummated is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account.

In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, executive officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within 18 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.00 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we are unable to complete an initial business combination within the 18-month period, we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond 18 months. Our amended and restated certificate of incorporation requires that such an amendment be approved by holders of 60% of our outstanding common stock.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination.

This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least 18 months from the closing of our Initial Public Offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least 18 months from the closing of our Initial Public Offering, assuming that our initial business combination is not completed during that time. We believe that, as of December 31, 2021, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least 18 months from the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share upon our liquidation. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an Initial Public Offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.00 per share on the liquidation of our trust account, and our warrants will expire worthless.

If the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our franchise and income taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2021, only $905,106 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to such stockholders, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement related to our initial business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our Initial Public Offering will not execute an agreement with us waiving such claims to the monies in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our franchise and income taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we have focused our search for a target business in the PropTech sector, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Our initial business combination and our structure thereafter may not be tax-efficient to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to requisite stockholder approval, we may structure our business combination in a manner that requires stockholders and/or warrant holders to recognize gain or income for tax purposes. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

Furthermore, we may effect a business combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may only be able to complete one business combination with the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our Initial Public Offering (including the partial exercise by the underwriters of their over-allotment option) and the sale of the Private Placement Warrants, as of December 31, 2021, $222,559,899 is available to complete our business combination and pay related fees and expenses (which includes up to approximately $7,757,660 for the payment of deferred underwriting commissions).

We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single business, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, Advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Report for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Risks Related to Our Operations

We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination, in which case we will never generate any operating revenues.

Past performance by our management team or our Advisors is not indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team or our Advisors, is presented for informational purposes only. Any past experience and performance of our management team or our Advisors is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may consummate. You should not rely on the historical record of the performance of our management team or our Advisors as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into in connection with our Initial Public Offering, our sponsor, upon consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our officers, directors and Advisors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination. Our officers, directors and Advisors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers and Advisors is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and Advisors are not obligated to contribute any specific number of hours per week to our affairs. Our directors and Advisors also serve as officers or board members for other entities. If our officers’, directors’ and Advisors other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we have engaged in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers or directors. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to any public shares they may acquire during or after our Initial Public Offering), and because our sponsor, officers and directors who have an interest in founder shares may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In December 2020, our sponsor purchased 5,750,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. In February 2021, our sponsor transferred 30,000 founder shares to each of our independent directors (except David Panton) and 15,000 founder shares to each of our Advisors (except Matthew Wolpert and Jennifer Fuller). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our Initial Public Offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor will purchase 6,250,000 Private Placement Warrants (or 6,850,000 Private Placement Warrants if the underwriters’ over-allotment option is exercised in full), each exercisable for one share of our Class A common stock at $11.50 per share, for a purchase price of $6,250,000 (or $6,850,000 if the underwriters’ over-allotment option is exercised in full), or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

The personal and financial interests of the holders of our founder shares and our officers and directors may influence their motivation in identifying and selecting a business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public stockholders, on the other. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A common stock, and would receive the same consideration in connection with our initial business combination as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into shares of common stock in connection with the initial business combination. By contrast, a public stockholder holding 1,000 shares of Class A common stock would lose $5,000 in connection with the same transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other disadvantages compared to our competitors who have less debt.

Risks Related to Ownership of Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination within 18 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 18 months from the closing of our Initial Public Offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 18 months from the closing of our Initial Public Offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share or (i) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of our Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination, which could delay the opportunity for our stockholders to elect directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq. However, our securities may not continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A common stock and warrants are listed on Nasdaq, our Units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying Class A common stock or certain exemptions are available.

If the issuance of the Class A common stock upon the exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, warrant holders will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

While we have registered the Class A common stock issuable upon exercise of the warrants under the Securities Act as part of the registration statement of which this Report forms a part, we do not plan on keeping a prospectus current until required to pursuant to the warrant agreement. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will be required to use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of Units sold in our Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and officers) would be able to exercise their warrants and sell the shares of common stock underlying their warrants while holders of our Public Warrants would not be able to exercise their warrants and sell the underlying shares of common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

Our ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the Class A common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of Class A common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we choose to require holders to exercise their warrants on a cashless basis, which we may do at our sole discretion, or if holders elect to do so when there is no effective registration statement, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his or her warrant for cash. For example, if the holder is exercising 875 whole warrants at $11.50 per share through a cashless exercise when the shares of Class A common stock have a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of Class A common stock. The holder would have received 875 shares of Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of Class A common stock upon a cashless exercise of the warrants they hold.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into in connection with our Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the founder shares and the Private Placement Warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 50,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of March 28, 2022, there are 477,835,256 and 44,458,814 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, excluding shares of Class A common stock reserved for issuance upon exercise of outstanding warrants and currently issuable upon conversion of Class B common stock, and there are no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on our initial business combination or on any other proposal presented to stockholders prior to or in connection with the completion of an initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 18 months from the closing of our Initial Public Offering or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our Initial Public Offering;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Report, or defective provision, (ii) amending the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the rights of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A common stock or may make it more difficult for us to consummate an initial business combination.

We issued warrants to purchase 11,082,372 shares of our Class A common stock as part of the Units sold in our Initial Public Offering (including the partial exercise by the underwriters of their over-allotment option) and, simultaneously with the closing of our Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, we issued in a Private Placement Warrants to purchase 6,682,949 shares of Class A common stock at $11.50 per share. Prior to our Initial Public Offering, our sponsor purchased 5,750,000 founder shares in a private placement. We account for these as a warrant liability and record at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.

If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants will be redeemable by us as (except as set forth in the final prospectus for our Initial Public Offering) so long as they are held by our sponsor or its permitted transferees.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.

We issued warrants to purchase 11,082,372 shares of our Class A common stock as part of the Units sold in our Initial Public Offering (including the partial exercise by the underwriters of their over-allotment option) and, simultaneously with the closing of our Initial Public Offering and the partial exercise by the underwriters of their over-allotment option, we issued in a Private Placement Warrants to purchase 6,682,949 shares of Class A common stock at $11.50 per share. Prior to our Initial Public Offering, our sponsor purchased 5,750,000 founder shares in a private placement. In February 2021, our sponsor transferred 30,000 founder shares to each of our independent directors (except David Panton) and 15,000 founder shares to each of our Advisors (except Matthew Wolpert and Jennifer Fuller). As a result of the underwriters’ election to partially exercise their over-allotment option, 208,814 founder shares were forfeited for no consideration on August 13, 2021, resulting in 5,541,186 founder shares outstanding. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. Our Public Warrants are also redeemable by us for Class A common stock.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the warrants sold as part of the Units in our Initial Public Offering except that, so long as they are held by our sponsor or its permitted transferees, (i) they will not be redeemable by us, except as otherwise set forth herein, (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per shares of common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

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

Risks Related to Our Corporate Governance and Stockholder Rights

Holders of Class A common stock will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

Since only holders of our founder shares have the right to vote on the election of directors, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of Nasdaq corporate governance requirements.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 60% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 60% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 60% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20% of our common stock as of December 31, 2021, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or with respect to any other provision relating to the rights of holders of our Class A common stock unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable by us) divided by the number of the then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our Initial Public Offering may be amended without stockholder approval.

Each of the agreements related to our Initial Public Offering to which we are a party, other than the warrant agreement (except for provisions of the warrant agreement enabling amendments without warrant holder approval that are non-adverse to warrant holders or clarifying in nature) and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial stockholders, sponsor, officers and directors; the registration and stockholder rights agreement among us and our initial stockholders; the Private Placement Warrants purchase agreement between us and our sponsor; and the administrative support agreement between us and our sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, Private Placement Warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our initial business combination will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to such initial business combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up provision discussed above may result in our initial stockholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders, who collectively beneficially own 20% of our common stock as of December 31, 2021, may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any Units in our Initial Public Offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, as long as our sponsor is controlled by our founders, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach,(3) action asserting a claim against our company or any director, or officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, or officer or employee of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, such provisions will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is a foreign action in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any enforcement action; and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there is no authority that directly addresses the U.S. federal income tax implications of instruments similar to the Units we are issuing in our Initial Public Offering, the allocation an investor makes of the purchase price of a unit between a share of our Class A common stock and the partial warrant to purchase a share of Class A common stock included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Additionally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. Holder’s (as defined below in “U.S. Federal Income Tax Considerations — U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. See “U.S. Federal Income Tax Considerations” below for a summary of the principal U.S. federal income tax consequences of an investment in our securities. Each prospective investor is urged to consult and rely solely upon its own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles and challenges in collecting accounts receivable;

●	tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our business combination or to our structure following our business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant non-U.S. jurisdictions;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars; deterioration of political relations with the United States; and

●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If we effect a business combination with a target company organized in another jurisdiction, we may take actions in connection with the business combination that could have adverse tax consequences.

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder or warrant holder in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to shareholders to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Furthermore, we may effect a business combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

General Risk Factors

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of our initial business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not consummated our business combination within 18 months from the closing of our Initial Public Offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of the end of a prior fiscal year’s second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the following December 31. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

If we acquire a PropTech company, our future operations may be subject to risks associated with this sector.

While we may pursue an initial business combination target in any stage of its corporate evolution or in any industry or sector, we currently intend to concentrate our efforts in identifying businesses that provide technologically innovative solutions to the real estate industry, or PropTech. Risks inherent in investments in this sector may include, but are not limited to, the following:

●	adverse changes in international, national, regional or local economic, demographic and market conditions;

●	adverse changes in financial conditions of buyers, sellers and tenants of properties;

●	competition from other PropTech companies and businesses;

●	the ability to develop successful new products or improve existing ones;

●	the disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, which may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could harm our business;

●	fluctuations in interest rates, which could adversely affect the ability of buyers and tenants of properties to obtain financing on favorable terms or at all;

●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products, which could harm our business and reputation;

●	litigation and other legal proceedings;

●	the ability to attract and retain highly skilled employees;

●	environmental risks; and

●	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses have not been and will not be limited to PropTech companies. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

We have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Public Shares. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. Historically, the Company recorded the Public Shares subject to possible redemption to be equal to the redemption value of such shares, while also taking into consideration the requirement in the Company’s amended and restated certificate of incorporation that redemptions cannot result in net tangible assets falling below $5,000,001 (the “Minimum Net Tangible Assets Requirement”). The Company had therefore recorded a portion of the Public Shares as permanent equity. Upon further evaluation, the Company has determined that the Public Shares include certain redemption features that are not solely within the control of the Company. Under Accounting Standards Codification 480-10-S99, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require Public Shares subject to redemption to be classified as temporary equity, regardless of the Minimum Net Tangible Assets Requirement.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our executive offices are located at 6 Midland Street, #1726, Quogue, New York 11959, and our telephone number is (631) 553-2164. Our executive offices are provided to us by an affiliate of our sponsor. Commencing on June 29, 2021, we have agreed to pay our sponsor or one or more of its affiliates a total of $20,000 per month for office space and administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Information

Our Units, shares of Class A common stock and warrants are each traded on Nasdaq under the symbol “SHQAU”, “SHQA” and “SHQAW” respectively. Our Units commenced public trading on June 30, 2021. Our shares of Class A common stock and warrants began separate trading on August 20, 2021.

(b)	Holders

On March 15, 2022, there was one holder of record of our Units, one holder of record of our shares of Class A common stock, 13 holders of record of our shares of Class B common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On December 18, 2020, Shelter Sponsor LLC, our sponsor, paid $25,000 to cover certain of our offering expenses in consideration for 5,750,000 shares of our Class B common stock, par value $0.0001 per share. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the total outstanding equity after our Initial Public Offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In February 2021, our sponsor transferred 30,000 founder shares to each of our independent directors (except David Panton) and 15,000 founder shares to each of our Advisors (except Matthew Wolpert and Jennifer Fuller).

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D under the Securities Act. The sole business of our sponsor was to act as our sponsor in connection with our Initial Public Offering.

On July 2, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one share of Class A common stock, and one-half of one Public Warrant, each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000. On July 14, 2021, we issued an additional 2,164,744 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $21,647,440.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the sale of 6,250,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor, in a Private Placement generating gross proceeds of $6,250,000. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, we sold an additional 432,949 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a Private Placements generating gross proceeds of $432,949. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock for $11.50. The Private Placement Warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Shelter Acquisition Corporation I The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

On July 2, 2021, we consummated our Initial Public Offering of 20,000,000 Units. Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock”), and one-half of one redeemable warrant (“Public Warrant”), each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the sale of 6,250,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in a Private Placement generating gross proceeds of $6,250,000.

On July 14, 2021, we issued an additional 2,164,744 Units in connection with the partial exercise by the underwriters of their over-allotment option, generating gross proceeds of $21,647,440. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, we sold an additional 432,949 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, to the Sponsor in the Private Placements generating gross proceeds of $432,949.

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

If we are unable to complete a business combination within 18 months from the closing of our Initial Public Offering, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

As of December 31, 2021, we have not commenced any operations. All activity for the period from December 11, 2020 (inception) through December 31, 2021 relates to our formation and Initial Public Offering. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account.

For the year ended December 31, 2021, we had net income of $6,936,302 which was comprised of general and administrative expenses of $918,124, franchise tax expense of $200,050, income from investments held in Trust Account of $7,353, other expense relating to fair value exceeding amount paid for warrants of $387,728, unrealized gain on change in fair value of derivative warrant liabilities of $9,138,360, and offering costs allocated to warrants of $703,509.

For the period from December 11, 2020 (inception) through December 31, 2020, we had net loss of $970 which was comprised of general and administrative expenses of $970.

Liquidity and Capital Resources

As of December 31, 2021, we had $905,106 in our operating bank account, and working capital of $396,726.

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

Going Concern

We have until January 2, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 2, 2023.

Off-Balance Sheet Arrangements

For the year ended December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Critical Accounting Policies

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Class A Common Stock Subject to Possible Redemption

All of our 22,164,744 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

We account for the 17,765,321 warrants issued in connection with the Initial Public Offering (including the partial exercise of the underwriters’ over-allotment option) and Private Placements as derivative liabilities in accordance with the guidance contained in ASC 815. Accordingly, the we classify the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in our statements of operations. The fair value of Private Placement Warrants are estimated using an internal valuation model. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of our outstanding warrants were excluded from diluted earnings per share for the year ended December 31, 2021 and 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. This guidance is effective as of January 1, 2022 (early adoption is permitted effective January 1, 2021). We are currently evaluating the effect the updated standard will have on our financial position, results of operations or financial statement disclosure.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements And Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9b. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our officers and directors are as follows:

Name	Age	Position
John “Jack” Chandler	62	Chairman and Chief Investment Officer
Christopher Keber	50	Chief Executive Officer and Director
Danion Fielding	50	Chief Financial Officer
Kathleen Collins	33	Chief Operating Officer
Whitney Topping	45	Chief Communications Officer
Anthony Foxx	50	Director
Erin Lantz	42	Director
David Panton	50	Director
Clelia Peters	43	Director

Jack Chandler has served as the Chairman of our board of directors and our Chief Investment Officer since December 2020. In September 2017, Mr. Chandler founded Majesteka Investments Holdings LLC, a private firm which provides integrated strategic leadership and capital for emerging disruptive companies at the intersection of real estate, asset management, and technology, where he currently serves as its Manager. Prior to founding Majesteka Investments, Mr. Chandler served as Global Head and Chairman of Real Estate at BlackRock, Inc. from 2011 until September 2017. Prior to joining BlackRock in 2011, Mr. Chandler began his career with LaSalle Investment Management where he served in numerous capacities over 25 years, including as the Global Chief Investment Officer, as well as the Chief Executive Officer and Executive Chairman for the Asia-Pacific region. He is the former Chairman of the Urban Land Institute (ULI) Americas Executive Committee, as well as Treasurer and a member of ULI’s Global Board of Trustees. Additionally, Mr. Chandler is a founding member of the ULI Technology Council. Mr. Chandler serves as a board member for Nuveen Global Cities REIT, a position he has held since January 2018. He also currently serves as a member of the board of advisors of CrowdStreet, iBorrow L.P., and Regent Properties, positions he has held since July 2020, June 2017 and August 2019, respectively. Mr. Chandler received his bachelor’s degree from the University of Massachusetts, summa cum laude, and his Master of Business Administration from Harvard Business School. We believe Mr. Chandler’s operational and executive experience make him well qualified to serve as a member of our board of directors.

Christopher Keber has served as our Chief Executive Officer and a member of our board of directors since December 2020. Mr. Keber founded Three Oaks Capital LLC in October 2020, a private advisory firm dedicated to the real estate and PropTech sector, where he currently serves as Chief Executive Officer. Mr. Keber served as Senior Advisor to the McCourt family from January 2019 to October 2020 and previously served as Head of Investments and Strategy at McCourt Global from September 2017 to December 2018, where he managed a global real estate portfolio, as well as a tech-enabled venture capital portfolio. Before McCourt, Mr. Keber joined Hines Interests Limited Partners in 2012, a global real estate firm, where he served as Co-Head of Global Capital Markets and Senior Managing Director, and subsequently as a Senior Advisor, until May 2017. Prior to that, Mr. Keber led the Capital Markets Group at Starwood Capital Group, a real estate private equity firm. Mr. Keber began his career as a member of the Real Estate Private Funds Group at Credit Suisse. Mr. Keber received his bachelor’s degree from Georgetown University and his MBA from The University of North Carolina, Kenan-Flagler Business School. He holds FINRA Series 7, 63 and 24 licensure. Mr. Keber has served as a member of the Urban Land Institute (ULI) Technology Council since January 2018 and as a member of the board of advisors of CrowdStreet since July 2017. He previously served as a member of the board of directors of Fullstack Modular from 2017-2020. We believe Mr. Keber’s operational and executive experience make him well qualified to serve as a member of our board of directors.

Danion Fielding has served as our Chief Financial Officer since January 2021. Mr. Fielding is a seasoned finance and technology executive with over 20 years of experience. Mr. Fielding was formerly the Vice President, Chief Financial Officer and Treasurer of Getty Realty Corp. (NYSE: GTY), a publicly traded real estate investment trust, from February 2016 until December 2020. Prior to that time, Mr. Fielding held various positions in commercial real estate, technology and finance with Wilbraham Capital, Inc., The Moinian Group, Nationwide Health Properties, Inc., J.P. Morgan Securities Inc., Eyestorm Media, PricewaterhouseCoopers and Daiwa Securities. Mr. Fielding earned an MBA from The University of North Carolina, Kenan-Flagler Business School, a M.Sc. from University College London and a M.Eng. from the University of Manchester.

Kathleen Collins has served as our Chief Operating Officer since February 2021. Ms. Collins has spent the last ten years advising and investing in technology companies, with a focus on real estate technology. Most recently she has been an investor at Fifth Wall since June 2020, a venture capital firm focused on technology for the built world. Ms. Collins also has principal investment experience from Industry Ventures, where she worked from 2015 to 2018 and leading proptech- and fintech-focused venture capital firms, Metaprop and Edison Partners, where she worked while pursuing her MBA from 2018 to 2020. Ms. Collins began her career at Bulger Partners (acquired by Ernst & Young in 2018), an advisory firm providing investment banking and strategy consulting to technology companies, where she worked from 2012 to 2015. Ms. Collins received her MBA from Columbia Business School, MA in Management from Durham University, and BA from Dartmouth College.

Whitney Topping has served as our Chief Communications Officer since February 2021 Ms. Topping has more than twenty years of public relations and marketing experience, representing technology, financial services and consumer brands in both agency and in-house environments. She co-founded Walker Communications in February 2020, where she works with a number of investment firms to tell the stories of their portfolio companies, and to build the profiles of their investors. Prior to founding Walker Communications, Ms. Topping was a Senior Consultant at The Outcast Agency from August 2014 to February 2020. Over the last few years, she has helped launch venture-backed construction tech and mortgage tech companies, as well as supported the expansion of a large co-working and co-living brand. Previously, she served as a director of marketing at Bliss, a then-division of Starwood Hotels & Resorts from March 2005 to November 2010. Ms. Topping received her BA from Boston College.

Anthony Foxx has served as a member of our board of directors since June 2021. Mr. Foxx previously served as chief policy officer and advisor to the president and chief executive officer of Lyft from October 2018 to October 2021. Since 2018, Mr. Foxx has advised AutoTech Ventures, LLC, a Silicon Valley venture capital firm that focuses on surface transportation technology, and Hyperloop One, a new transportation technology inspired by Elon Musk and Tullco Investors. Prior to joining Lyft, Mr. Foxx served as the seventeenth United States Secretary of Transportation from 2013 to 2017. Under Mr. Foxx’s leadership, the Department of Transportation (DOT) established a first-ever policy framework for the safe integration of self-driving vehicles and leveraged $350 million in public and private funding to demonstrate how smart technology can change cities and local communities. Mr. Foxx developed the Obama Administration’s first surface transportation bill and worked on a bipartisan basis to get its congressional incarnation, the Fixing America’s Surface Transportation Act, passed. He launched the DOT’s first, and the Administration’s most successful, Smart City Challenge, engaging more than seventy cities to develop their own strategies to incorporate new technologies into their transportation networks. Previously, Mr. Foxx served as the mayor of Charlotte, North Carolina, from 2009 to 2013. First elected to the Charlotte City Council in 2005, upon his 2009 mayoral victory he became the youngest mayor in Charlotte’s history and its second African-American mayor. Mr. Foxx has served on the Board of Directors for Martin Marietta Materials, Inc. (NYSE: MLM) and CDW Corporation since 2020. Mr. Foxx received a BA from Davidson College and JD from New York University. We believe Mr. Foxx’s leadership and policy experience are valuable to the board and make him well qualified to serve as a member of our board of directors.

Erin Lantz has served as a member of our board of directors since June 2021. Ms. Lantz is a tech executive and strategic operator skilled at rapidly growing businesses and using technology to disrupt and innovate within traditional, heavily regulated industries. Since April 2020, she has served as the Chief Revenue Officer of Ethos, a fintech company that uses technology and predictive analytics to transform the traditionally long and cumbersome life insurance process into a modern, digital experience. Prior to Ethos, Ms. Lantz spent nearly 10 years from July 2010 to April 2020 leading Zillow’s (NASDAQ: Z) Mortgage business where she transformed it from a pure lead generation business to include a loan origination business as well as a B2B lender software business and grew annual revenue from $1M to $100M. Prior to Zillow, she held various roles at Bank of America and the Boston Consulting Group. Ms. Lantz has served on the TrueCar (NASDAQ: TRUE) board since 2016 and serves on the Audit, Nominating & Governance committees. She also previously served on the board of Washington Federal (NASDAQ: WAFD) and served on the Risk and Regulatory Compliance committees. Ms. Lantz holds an MBA from Harvard Business School and a BA from the University of Pennsylvania where she graduated summa cum laude and phi beta kappa. We believe Ms. Lantz’s significant executive and operational experience make her well qualified to serve as a member of our board of directors.

David Panton has served as a member of our board of directors since June 2021. Mr. Panton is a Partner at Navigation Capital Partners, which he co-founded in 2006, and has served as a Managing Partner of SPAC Opportunity Partners, Navigation Capital’s SPAC operations group, since its establishment in 2018. In addition to his roles at Navigation Capital, Mr. Panton is also the Chairman of Panton Equity Partners, a private family office, which he founded in 2012. He has 20 years of investment banking and private equity experience and has sourced and led over 20 control transactions in various industries (including the telecom, media, and technology industry) with an aggregate enterprise value of over $5 billion, including successful sales of portfolio companies to buyers such as Dell Inc., the Blackstone Group, and One Equity Partners. Mr. Panton is a co-founder and former Chief Strategy Officer of American Virtual Cloud Technologies (Nasdaq: AVCT), which previously raised $310 million in July 2017 as Pensare Acquisition Corp., and completed an acquisition of Computex Technology Solutions in April 2020. In January 2021, Mr. Panton was appointed to the board of directors of D and Z Media Acquisition Corp., a special purpose acquisition company targeting an acquisition in the media, education technology and related industries. Mr. Panton received his AB from Princeton University, DPhil from University of Oxford, and J.D. from Harvard Law School. We believe Mr. Panton is well qualified to serve as a director due to his extensive investment experience, his operational experience and his experience in dealing with strategic matters of relating to special purpose acquisition companies.

Clelia Peters has served as a member of our board of directors since June 2021. Ms. Peters is an innovator, operator and investor in the real estate and venture capital industries. Ms. Peters is the Managing Partner of Era Ventures, a new venture capital firm that invests in ideas leveraging technology and innovation to reimagine the physical world. She was formerly a Venture Partner for Bain Capital Ventures, where she consulted on the Bain Capital Ventures PropTech platform from February 2020 through November 2021. Prior to her role at Bain Capital Ventures, Ms. Peters co-founded MetaProp, a venture capital fund focused exclusively on real estate technology and one of the first sector specific funds focused on PropTech, in June 2015. She served as a Partner at MetaProp until December 2018. Ms. Peters also served as president of Warburg Realty (now Coldwell Banker Warburg) from June 2014 through October 2021, acting as key advisor to her father, CEO Frederick Warburg Peters, in managing and growing New York’s last remaining independent mid-size real estate brokerage before its acquisition in 2021. Ms. Peters serves on the ULI New York Advisory Committee, sits on the Real Estate Board of New York’s Tech Committee and its RLS Committee (the New York MLS system equivalent) and is a member of the Board of Trustees at Side, Inc. and Mynd Management. Ms. Peters received her MBA from Columbia Business School and a BA from Yale University. We believe Ms. Peters’ significant investment and real estate experience make her well qualified to serve as a member of our board of directors..

Number and Terms of Office of Officers and Directors

We currently have six directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Anthony Foxx and Clelia Peters, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Erin Lantz and David Panton, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jack Chandler and Christopher Keber, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into in connection with our Initial Public Offering, our sponsor, upon consummation of an initial business combination will be entitled to nominate three individuals for election to our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Panton and Foxx and Mses. Lantz and Peters are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a nominating committee; and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the nominating and compensation committees of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Ms. Lantz, Ms. Peters and Mr. Panton serve as members of our audit committee, and Mr. Panton serves as chairman of the audit committee. Under Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Our board of directors has determined that each of Ms. Lantz, Ms. Peters and Mr. Panton are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Panton qualifies as an “audit committee financial expert” as defined in applicable SEC rules, and chairs the audit committee.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships they have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Ms. Lantz, Mr. Panton and Ms. Peters, and Ms. Lantz serves as chairman of the nominating committee. Under Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Ms. Lantz, Mr. Panton and Ms. Peters are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Mr. Foxx, Mr. Panton and Ms. Peters, and Ms. Peters serves as chairman of the compensation committee. Under Nasdaq listing standards, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Mr. Foxx, Mr. Panton and Ms. Peters are independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the $20,000 per month administrative fee payable to our sponsor and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of a Business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon written request to our principal executive offices. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present Business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a Business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our Business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	Members of our management team may directly or indirectly own our founders shares, Class A common stock and/or Private Placement Warrants following our Initial Public Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the Business combination). Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial stockholders have agreed (i) to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination and a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) that would modify the substance or timing of our obligation to provide holders of shares of Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A common stock and (ii) to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 18 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination; or.(B) subsequent to our initial business combination, (x) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own common stock and warrants following our Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Jack Chandler	Majesteka Investments Holdings	Private Equity	Founder and Manager
	CrowdStreet	PropTech	Member – Board of Advisors
	iBorrow	PropTech	Member – Board of Advisors
	Regent Properties	PropTech	Member – Board of Advisors
	Nuveen Global Cities REIT	Real Estate Investments	Director
Christopher Keber	Three Oaks Capital	Private Equity	Founder and CEO
	CrowdStreet	PropTech	Member – Board of Advisors
Danion Fielding	Wilbraham Capital	Private Equity	Founder and Principal
Whitney Topping	Walker Communications	Consulting	Founder and Principal
Anthony Foxx	CDW Corporation	Information Technology	Director
	Martin Marietta Inc.	Industrial	Director
Erin Lantz	TrueCar, Inc.	Information Technology	Director
David Panton	Navigation Capital Partners LP	Private Equity	Co-Founder
	Panton Equity Partners	Family Office	Chairman
	AmeriTech Facility Services	Renovation Services	Director
	D and Z Media Acquisition Corp.	Special Purpose Acquisition Company	Director
Clelia Peters	Era Ventures	Venture Capital	Managing Partner
	Real Estate Board of New York	Trade Association	Member - Board of Trustees
	Urban Land Institute, New York	Non-Profit	Member – Advisory Committee
	Mynd Management	Real Estate	Member – Board of Trustees
	Side, Inc.	Real Estate	Member – Board of Trustees

Accordingly, if any of the above executive officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

As long as our sponsor is controlled by Jack Chandler and Christopher Keber, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on June 29, 2021, we have agreed to pay our sponsor or one or more of its affiliates a total of $20,000 per month for office space and administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 28, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers, directors and Advisors that beneficially owns shares of our common stock; and

●	all our executive officers, directors and Advisors as a group.

In the table below, percentage ownership is based on 22,164,744 shares of Class A common stock (which includes shares of Class A common stock that are underlying the Units) and 5,541,186 shares of Class B common stock outstanding as of March 28, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table below does not include the shares of Class A common stock underlying the Private Placement Warrants because these securities are not exercisable within 60 days of this Report.

	Class A Common Stock		Class B Common Stock			Combined Voting Power
Name and Address of Beneficial Owner(1)	Number of Shares of Beneficially Owned	Percentage of Class	Number of Shares of Beneficially Owned(2)		Percentage of Class	Number of Shares of Beneficially Owned	Percentage of Class
5% Stockholders
Shelter Sponsor LLC(3)	5,301,186	35.09%	5,301,186		95.7%	5,301,186	19.1%
Spring Creek Capital, LLC (4)	1,650,000	7.4%	—		—	1,650,000	6.0%
Farallon Partners, L.L.C.(5)	1,592,400	7.2%	—		—	1,592,400	5.7%
Citadel Advisors LLC (6)	1,687,518	7.6%	—		—	1,687,518	6.1%
Polar Asset Management Partners Inc.(7)	1,650,000	7.4%	—		—	1,650,000	6.0%
Magnetar Financial LLC(8)	1,647,658	7.4%	—		—	1,647,658	5.9%

Directors and executive officers
Jack Chandler(3)	—	—	5,301,186		95.7%	5,301,186	19.1%
Christopher Keber(3)	—	—	5,301,186		95.7%	5,301,186	19.1%
Danion Fielding	—	—	—	(9)	— (9)	—	—
Kathleen Collins	—	—	—	(9)	— (9)	—	—
Whitney Topping	—	—	—	(9)	— (9)	—	—
Anthony Foxx	—	—	30,000		*	30,000	*
Erin Lantz	—	—	30,000		*	30,000	*
David Panton(10)	—	—	30,000		*	30,000	*
Clelia Peters	—	—	30,000		*	30,000	*
All executive officers and directors as a group (9 individuals)			5,420,186		97.8%	5,420,186	19.6%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Shelter Acquisition Corporation I, 6 Midland Street, #1726, Quogue, New York 11959.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Jack Chandler and Christopher Keber have voting and dispositive power over the securities held by Shelter Sponsor LLC and therefore each may be deemed to be a beneficial owner thereof. The foregoing information is based solely on Schedule 13G of Shelter Sponsor LLC filed on February 4, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(4)	Includes 1,650,000 shares beneficially owned by SCC Holdings, LLC, and Koch Industries, Inc. The address for such entities is 4111 E. 37th Street North, Wichita, KS 67220. The foregoing information is based solely on Schedule 13G/A of Spring Creek Capital, LLC filed on February 9, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(5)	Includes 211,200 shares beneficially owned by Farallon Capital Partners, L.P., 679,300 shares beneficially owned by Farallon Capital Institutional Partners, L.P., 58,900 shares beneficially owned by Farallon Capital Institutional Partners II, L.P., 58,400 shares beneficially owned by Farallon Capital Institutional Partners III, L.P., 56,400 shares beneficially owned by Four Crossings Institutional Partners V, L.P., 513,500 shares beneficially owned by Farallon Capital Offshore Investors II, L.P., 57,600 shares beneficially owned by Farallon Capital F5 Master I, L.P., 14,700 shares beneficially owned by Farallon Capital (AM) Investors, L.P., 1,592,400 shares beneficially owned by Farallon Partners, L.L.C., 56,400 shares beneficially owned by Farallon Institutional (GP) V, L.L.C., 57,600 shares beneficially owned by Farallon F5 (GP), L.L.C., and 1,650,000 shares beneficially owned by Philip D. Dreyfuss, Michael B. Fisch, Richard B. Fried, Varun N. Gehani, Nicolas Giauque, David T. Kim, Michael G. Linn, Rajiv A. Patel, Thomas G. Roberts, Jr., William Seybold, Andrew J. M. Spokes, John R. Warren, and Mark C. Wehrly. The address for such persons and entities is is One Maritime Plaza, Suite 2100, San Francisco, California 94111. The foregoing information is based solely on Schedule 13G/A of Farallon Capital Partners, L.P. filed on February 9, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(6)	Includes 1,687,500 shares beneficially owned by Citadel Advisors Holdings LP and Citadel GP LLC, 8,602 shares beneficially owned by Citadel Securities LLC, Citadel Securities Group LP and Citadel Securities GP LLC, and 1,696,102 shares beneficially owned by Kenneth Griffin. The address for such persons and entities is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. The foregoing information is based solely on Schedule 13G/A of Citadel Advisors LLC filed on February 14, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(7)	The address for Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. The foregoing information is based solely on Schedule 13G/A of Spring Creek Capital, LLC filed on February 9, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(8)	Includes 1,647,658 shares beneficially owned by Magnetar Capital Partners LP, Supernova Management LLC and Alec C. Litowitz. The address for such persons and entities is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The foregoing information is based solely on Schedule 13G of Citadel Advisors LLC filed on January 21, 2022, which we do not know or have reason to believe is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(9)	Does not include any shares indirectly owned by this individual as a result of his or her interest in Shelter Sponsor LLC.

(10)	The securities are held by SPAC Opportunity Partners Investment Sub, LLC (the “Direct Owner”). Mr. Panton is one of four Managing Partners of the Direct Owner and thus has shared voting and investment discretion with respect to the securities held by the Direct Owner. Mr. Panton disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

In December 2020, our sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 5,750,000 founder shares, including an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option were not exercised by the underwriter in full. In February 2021, our sponsor transferred 30,000 founder shares to each of our independent directors (except David Panton) and 15,000 founder shares to each of our Advisors (except Matthew Wolpert and Jennifer Fuller).

On July 14, 2021, the underwriters partially exercised their over-allotment option to purchase 2,164,744 Units. As a result, 208,814 founder shares were forfeited on August 13, 2021 upon the expiration of the underwriters’ option.

With certain limited exceptions, the founder shares will not be transferable or assignable by our sponsor until the earlier of: (A) one year after the completion of the initial business combination; or (B) subsequent to the initial business combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Our sponsor has agreed (i) to waive its redemption rights with respect to any founder shares and any public shares held by it in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to any founder shares held by it if the Company fails to complete the initial business combination within 24 months of our Initial Public Offering, although our sponsor will be entitled to liquidating distributions from the trust account with respect to any public shares it holds if the Company fails to complete the business combination within 24 months of our Initial Public Offering.

Private Placement Warrants

Simultaneously with the consummation of our Initial Public Offering, we consummated a private placement of 6,250,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $6,250,000. Simultaneously with the closing of the partial exercise of the over-allotment option, we sold an additional 432,949 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $432,949. Each Private Placement Warrant is exercisable to purchase one share of our Class A common stock.

Other Transactions With Our Sponsor

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Commencing on the date of the completion of our Initial Public Offering, we have agreed to pay our sponsor or one or more of its affiliates a total of $20,000 per month for office space, utilities and professional, secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than these monthly fees, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of our Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of our Initial Public Offering. The Company borrowed $240,000 under the Promissory Note and repaid it in full upon the closing of our Initial Public Offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights and stockholder rights agreement pursuant to which our sponsor is entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, by us for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our Initial Public Offering held in the trust account prior to the completion of our initial business combination:

●	repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	payment to our sponsor or one or more of its affiliates of $20,000 per month, for up to 18 months, for office space and administrative and support services;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020 totaled $158,415 and $15,450, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed in connection with our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements: Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” on page F-1.

(2)	Financial Statement Schedules: None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Form S-1 (File No. 333-253213), filed with the SEC on February 17, 2021)
4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Form S-1 (File No. 333-253213), filed with the SEC on February 17, 2021)
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Form S-1 (File No. 333-253213), filed with the SEC on February 17, 2021)
4.5	Description of Registrant’s Securities.*
10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.3	Registration and Stockholder Rights Agreement among the Company, the Sponsor and certain other stockholders named therein (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.4	Letter Agreement among the Company, the Sponsor, the Company’s officers and directors, and certain stockholders of the Company (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.5	Administrative Support Agreement between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K (File No. 001-40567), filed with the SEC on July 6, 2021)
10.6	Securities Subscription Agreement, dated February 17, 2021 between the Registrant and Shelter Sponsor LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form S-1 (File No. 333-253213), filed with the SEC on February 17, 2021)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2022

Shelter Acquisition Corporation I

/s/ Christopher Keber
Name:	Christopher Keber
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Christopher Keber	Chief Executive Officer and Director	March 30, 2022
Christopher Keber	(Principal Executive Officer)

/s/ Danion Fielding	Chief Financial Officer	March 30, 2022
Danion Fielding	(Principal Accounting and Financial Officer)

/s/ Jack Chandler	Chairman of the Board of Directors	March 30, 2022
Jack Chandler

/s/ Anthony Foxx	Director	March 30, 2022
Anthony Foxx

/s/ Erin Lantz	Director	March 30, 2022
Erin Lantz

/s/ David Panton	Director	March 30, 2022
David Panton

/s/ Clelia Peters	Director	March 30, 2022
Clelia Peters

SHELTER ACQUISITION CORPORATION I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Shelter Acquisition Corporation I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Shelter Acquisition Corporation I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for year ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from December 11, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on January 2, 2023, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

March 30, 2022

SHELTER ACQUISITION CORPORATION I

BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$905,106	$—
Prepaid expenses	203,507	—
Total current assets	1,108,613
Prepaid expenses, non-current	90,799	—
Investments in Trust Account	221,654,793	—
Deferred offering costs	—	49,030
Total Assets	$222,854,205	$49,030

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$602,636	$25,000
Franchise tax payable	200,050	—
Total current liabilities	802,686	25,000

Derivative warrant liabilities	9,613,295	—
Deferred underwriters’ discount	7,757,660	—
Total Liabilities	18,173,641	25,000

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 22,164,744 shares and no shares issued and outstanding as of December 31, 2021 and 2020, respectively	221,647,440	—

Stockholders’ (Deficit) Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 5,541,186 shares and 5,750,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	554	575
Additional paid-in capital	—	24,425
Accumulated deficit	(16,967,430)	(970)
Total Stockholders’ (Deficit) Equity	(16,966,876)	24,030
Total Liabilities and Stockholders’ (Deficit) Equity	$222,854,205	$49,030

The accompanying notes are an integral part of the financial statements.

SHELTER ACQUISITION CORPORATION I

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from December 11, 2020 (Inception) Through December 31,
	2021	2020

Operating expenses
General and administrative expenses	$918,124	$(970)
Franchise tax expense	200,050	—
Loss from operations	(1,118,174)	(970)

Other income (expense):
Income from investments held in Trust Account	7,353	—
Other expense relating to fair value exceeding amount paid for warrants	(387,728)	—
Offering costs allocable to warrants	(703,509)	—
Change in fair value of derivative warrant liabilities	9,138,360	—
Total other income, net	8,054,476	—

Net income (loss)	$6,936,302	$(970)

Weighted average shares outstanding, Class A redeemable common stock	10,980,840	—
Basic net income per share, Class A redeemable common stock	$0.43	$—
Weighted average shares outstanding, Class B non-redeemable common stock	5,252,059	5,000,000
Basic net income (loss) per share, Class B non-redeemable common stock	$0.43	$(0.00)

The accompanying notes are an integral part of the financial statements.

SHELTER ACQUISITION CORPORATION I

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – December 11, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(970)	(970)
Balance – December 31, 2020	—	$—	5,750,000	$575	$24,425	$(970)	$24,030
Sale of 20,000,000 Units on July 2, 2021 through public offering	20,000,000	2,000	—	—	—	—	2,000
Sale of 2,164,744 Units on July 14, 2021, through overallotment	2,164,744	216	—	—	—	—	216
Class A common stock subject to possible redemption	(22,164,744)	(2,216)	—	—	—	—	(2,216)
Class B common stock forfeited	—	—	(208,814)	(21)	21	—	—
Accretion of the Class A common stock to redemption value	—	—	—	—	(24,446)	(23,902,762)	(23,927,208)
Net income	—	—	—	—	—	6,936,302	6,936,302
Balance – December 31, 2021	—	$—	5,541,186	$554	$—	$(16,967,430)	$(16,966,876)

The accompanying notes are an integral part of the financial statements.

SHELTER ACQUISITION CORPORATION I

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from December 11, 2020 (Inception) Through December 31,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$6,936,302	$(970)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(7,353)	—
Formation cost paid by Sponsor in exchange for issuance of Class B common stock	—	970
Other expense relating to fair value exceeding amount paid for warrants	387,728	—
Change in fair value of derivative warrant liabilities	(9,138,360)	—
Offering costs allocated to warrants	703,509	—
Changes in current assets and liabilities:
Prepaid expenses	(294,306)	—
Accounts payable and accrued expenses	507,636	—
Franchise tax payable	200,050	—
Net cash used in operating activities	(704,794)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(221,647,440)	—
Net cash used in investing activities	(221,647,440)	—

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	217,214,490	—
Proceeds from private placement	6,682,950	—
Proceeds from issuance of promissory note to related party	240,000	—
Repayment of promissory note to related party	(240,000)	—
Payment of deferred offering costs	(640,100)	—
Net cash used in financing activities	223,257,340	—

Net change in cash	905,106	—
Cash, beginning of the period	—	—
Cash, end of the period	$905,106	$—

Supplemental disclosure of cash flow information:
Deferred underwriting commissions charged to additional paid in capital	$7,757,660	$—
Initial classification of derivative warrant liabilities	$18,751,655	$—
Forfeiture of Class B common stock	$21	$—
Deferred Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$24,030
Accrued deferred offering costs	$—	$25,000

The accompanying notes are an integral part of the financial statements.

SHELTER ACQUISITION CORPORATION I

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Shelter Acquisition Corporation I (the “Company”) is a blank check company incorporated as a Delaware corporation on December 11, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”) and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s sponsor is Shelter Sponsor LLC, a Delaware limited liability company (the “Sponsor”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, however, the Company intends to concentrate on identifying businesses that provide technologically innovative solutions to the real estate industry, broadly defined as “PropTech.”

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through December 31, 2021, relates to the Company’s formation and its initial public offering (the “Initial Public Offering”) as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Transaction costs of the Initial Public Offering amounted to $12,949,739, consisting of $4,432,949 of underwriting discount, $7,757,660 of deferred underwriting discount and $759,130 of other offering costs. Of the transaction costs upon the closing of the Initial Public Offering and the underwriters’ partial exercise of the over-allotment option, the Company recorded $12,246,237 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units, and immediately expensed $703,509 of offering costs in connection with the warrants that were classified as liabilities.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 205-40, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” the Company has until January 2, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, other than the warrant liabilities, which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—” Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, of the $12,949,739 transaction costs upon the closing of the Initial Public Offering and the underwriters’ partial exercise of the over-allotment option (consisting of $4,432,949 of underwriters’ discount, $7,757,660 of deferred underwriters’ discount and $759,130 of other offering costs), the Company recorded $12,246,230 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units, and immediately expensed $703,509 of offering costs in connection with the warrants that were classified as liabilities.

Class A Common Stock Subject to Possible Redemption

All of the 22,164,744 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

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

Net Income Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of the Company’s outstanding warrants were excluded from diluted earnings per share for the year ended December 31, 2021 and 2020, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Year Ended December 31, 2021		For the Period from December 11, 2020 (Inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$4,692,102	$2,244,200	$—	$(970)

Denominator:
Weighted average shares outstanding	10,980,840	5,252,059	—	5,000,000
Basic and diluted net income (loss) per share	$0.43	$0.43	$—	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of December 31, 2021, were deemed immaterial.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

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

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. RELATED PARTY TRANSACTIONS

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

In February 2021, the Sponsor transferred 30,000 founder shares to each of the Company’s independent directors (except David Panton) and 15,000 founder shares to each of the Company’s advisors (except Matthew Wolpert and Jennifer Fuller) for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director or advisor (as the case may be) of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors and advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors and advisors was $366,188 or approximately $1.53 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of founders shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the founder shares.

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

Related Party Loans

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. The Company borrowed $240,000 under the Promissory Note and repaid it in full upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of December 31, 2021 and 2020, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor or one or more of its affiliates, commencing on the date of the final prospectus for the Company’s Initial Public Offering, a total of $20,000 per month for office space and administrative and support services. Payments for such services began on June 29, 2021. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021 the company incurred and paid $121,333 in fees for these services.

NOTE 5. COMMITMENTS AND CONTINGENCIES

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

NOTE 6. DERIVATIVE WARRANT LIABILITIES

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

NOTE 7. CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION

All of the 22,164,744 shares of Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. Given that the Class A common stock was issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A common stock was classified as temporary equity is the allocated proceeds based on the guidance in ASC 470-20.

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

As of December 31, 2021, the Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$221,647,440
Less:
Proceeds allocated to Public Warrants	(11,680,978)
Class A shares issuance costs	(12,246,230)
Plus:
Accretion of carrying value to redemption value	23,927,208
Class A common stock subject to possible redemption	$221,647,440

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 22,164,744 shares of Class A common stock issued and outstanding and subject to possible redemption and therefore classified as temporary equity on the balance sheet. As of December 31, 2020 there were no shares of Class A common stock issued or outstanding.

Class B common stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At December 31, 2021 and 2020, there were 5,541,186 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets as of December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$40,466	$—
Startup costs	192,806	—
Total deferred tax assets	233,272	—
Valuation allowance	(233,272)	—
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2021, and for the period from December 11, 2020 (inception) through December 31, 2020, consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(233,272)	—
State and Local
Current	—	—
Deferred	—	—
Change in valuation allowance	233,272	—
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $192,697 and $0 of U.S. federal net operating loss carryovers available to offset future taxable income indefinitely, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $233,272.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 and 2020, is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Offering costs allocated to warrant liabilities	2.1%	0.0%
Change in fair value of warrant liabilities	(27.7)%	0.0%
Fair value of private warrant liability in excess of proceeds	1.2%	—%
Valuation allowance	3.4%	(21.0)%
Income tax provision	0.0%	0.0%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021 and 2020, due to the valuation allowance recorded on the Company’s net operating losses as well as the change in the fair value of the warrant liabilities and the offering costs allocated to warrant liabilities. The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2021 and 2020 remain open and subject to examination.

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$221,654,793	$221,654,793	$—	$—
Liabilities:
Derivative warrant liabilities - Private Placement Warrants	3,629,922	—	—	3,629,922
Derivative warrant liabilities - Public Warrants	5,983,373	5,983,373	—	—
	$9,613,295	$5,983,373	$—	$3,629,922

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the statements of operations.

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market. As of December 31, 2021, the aggregate value of Public Warrants was $5,983,373.

The subsequent measurement of the Private Placement Warrants was calculated using a Monte Carlo simulation model which is considered a Level 3 measurement.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows as of December 31, 2021:

Risk-free interest rate	1.32%
Expected term (years)	5.70
Expected volatility	10.0%
Stock price	$9.73
Strike price	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 liability for the year ended December 31, 2021:

Warrant Liabilities
Fair value as of December 31, 2020	$—
Initial fair value of warrant liabilities as of July 2, 2021	17,152,751
Fair value as of July 14, 2021 – overallotment	1,598,904
Transfer out of Level 3 to Level 1 on December 31, 2021	(5,983,373)
Change in fair value	(9,138,360)
Fair value as of December 31, 2021	$3,629,922

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.