Form 10-Q
period 2022-03-31
Shelter Acquisition Corp I
filed 2022-05-12
CIK 1844908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number

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

As of May 12, 2022, 22,164,744 shares of Class A common stock and 5,541,186 shares of Class B common stock were issued and outstanding.

SHELTER ACQUISITION CORPORATION I

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SHELTER ACQUISITION CORPORATION I

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$473,520	$905,106
Prepaid expenses	238,751	203,507
Total current assets	712,271	1,108,613
Prepaid expenses, non-current	45,399	90,799
Investments in Trust Account	221,677,020	221,654,793
Total Assets	$222,434,690	$222,854,205

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$634,838	$602,636
Franchise tax payable	50,000	200,050
Total current liabilities	684,838	802,686
Derivative warrant liabilities	6,234,627	9,613,295
Deferred underwriters’ discount	7,757,660	7,757,660
Total Liabilities	14,677,125	18,173,641

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.001 par value; 500,000,000 shares authorized; 22,164,744 shares issued and outstanding	221,647,440	221,647,440

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized 5,541,186 shares issued and outstanding	554	554
Accumulated deficit	(13,890,429)	(16,967,430)
Total Stockholders’ Deficit	(13,889,875)	(16,966,876)
Total Liabilities and Stockholders’ Deficit	$222,434,690	$222,854,205

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
General and administrative expenses	$273,894	$27,740
Franchise tax expense	50,000	—
Loss from operations	(323,894)	(27,740)

Other income:
Income from investments held in Trust Account	22,227	—
Change in fair value of derivative warrant liabilities	3,378,668	—
Total other income	3,400,895	—

Net income (loss)	$3,077,001	$(27,740)

Weighted average shares outstanding, Class A redeemable common stock	22,164,744	—
Basic and diluted net income per share, Class A redeemable common stock	$0.11	$—
Weighted average shares outstanding, Class B non-redeemable common stock	5,541,186	5,000,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.11	$(0.01)

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,541,186	$554	$—	$(16,967,430)	$(16,966,876)
Net income	—	—	—	—	—	3,077,001	3,077,001

Balance as of March 31, 2022	—	$—	5,541,186	$554	$—	$(13,890,429)	$(13,889,875)

	Common stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(970)	$24,030
Net loss	—	—	—	—	—	(27,740)	(27,740)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(28,710)	$(3,710)

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,077,001	$(27,740)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(22,227)	—
Change in fair value of derivative warrant liabilities	(3,378,668)	—
Changes in operating assets and liabilities:
Prepaid assets	10,156	(2,844)
Accounts payable and accrued expenses	32,202	9,918
Franchise tax payable	(150,050)	—
Net cash used in operating activities	(431,586)	(20,667)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	240,000
Payment of deferred offering costs	—	(107,762)
Net cash provided by financing activities	—	132,238

Net change in cash	(431,586)	111,571
Cash, beginning of the period	905,106	—
Cash, end of the period	$473,520	$111,571

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through March 31, 2022, relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), as described below, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and Russian-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 205-40, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” the Company has until January 2, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company expects to incur significant costs in pursuit of its acquisition plans. As a result the Company will likely need to raise additional funds to meet its obligations and sustain its operations which there can be no assurance that funds will be available or if they are on terms acceptable to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

Emerging Growth Company Status

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022.

Investments Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value Measurements

Fair value is defined as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-tier fair value hierarchy which prioritizes the inputs used in the valuation methodologies is as follows:

●	Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●	Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●	Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred that are related to the Initial Public Offering. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, of the $12,949,739 transaction costs upon the closing of the Initial Public Offering and the underwriters’ partial exercise of the over-allotment option (consisting of $4,432,949 of underwriters’ discount, $7,757,660 of deferred underwriters’ discount and other offering costs amounting to $759,130), the Company recorded $12,246,230 of offering costs as a reduction of equity in connection with the Class A common stock included in the Units, and immediately expensed offering costs amounting to $703,509 in connection with the warrants that were classified as liabilities.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risk. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

Net Income Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of the Company’s outstanding warrants were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$2,461,601	$615,400	$—	$(27,740)
Denominator:
Weighted-average shares outstanding including shares subject to redemption	22,164,744	5,541,186	—	5,000,000
Basic and diluted net income (loss) per share	$0.11	$0.11	$—	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets as of March 31, 2022 and December 31, 2021 were deemed immaterial.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

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

As of March 31, 2022, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$221,647,440
Less:
Proceeds allocated to Public Warrants	(11,680,978)
Class A shares issuance costs	(12,246,230)
Plus:
Accretion of carrying value to redemption value	23,927,208
Contingently redeemable Class A common stock	$221,647,440

Note 4 — Related Party Transactions

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

In February 2021, the Sponsor transferred 30,000 founder shares to each of the Company’s independent directors (except David Panton) and 15,000 founder shares to each of the Company’s advisors (except Matthew Wolpert and Jennifer Fuller) for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director or advisor (as the case may be) of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors and advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors and advisors was $366,188 or approximately $1.53 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Related Party Loans

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of March 31, 2022 or the closing of the Initial Public Offering. The Company borrowed $240,000 under the Promissory Note and repaid it in full upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2022, and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor or one or more of its affiliates, commencing on the date of the final prospectus for the Company’s Initial Public Offering, a total of $20,000 per month for office space and administrative and support services. Payments for such services began on June 29, 2021. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021 the Company incurred and paid $60,000 and $0 in fees for these services.

Note 5 — Commitments and Contingencies

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

Note 6 — Derivative Warrant Liabilities

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

Note 7 — Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock - The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,164,744 shares of Class A common stock issued and outstanding and subject to possible redemption and therefore classified as temporary equity on the balance sheet.

Class B common stock - The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At March 31, 2022 and December 31, 2021, there were 5,541,186 shares of Class B common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$221,677,020	$221,677,020	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$3,875,911	$3,875,911	$—	$—
Derivative warrant liability – Private Placement Warrants	2,358,716	—	—	2,358,716
	$6,234,627	$3,875,911	$—	$2,358,716

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$221,654,793	$221,654,793	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$5,983,373	$5,983,373	$—	$—
Derivative warrant liability – Private Placement Warrants	3,629,922	—	—	3,629,922
	$9,613,295	$5,983,373	$—	$3,629,922

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrants in the statements of operations.

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2022, is classified as Level 1 due to the use of an observable market quote in an active market. As of March 31, 2022, the aggregate value of Public Warrants was $3,875,911.

The subsequent measurement of the Private Placement Warrants was calculated using a Monte Carlo simulation model which is considered a Level 3 measurement.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.32%
Expected term (years)	5.7	5.7
Expected volatility	5.8%	10%
Stock price	$9.80	$9.73
Strike price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 liability for the three months ended March 31, 2022:

Warrant Liabilities
Fair value as of December 31, 2021	$3,629,922
Change in fair value	(1,271,206)
Fair value as of March 31, 2022	$2,358,716

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Shelter,” “our,” “us” or “we” refer to Shelter Acquisition Corporation I. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On July 2, 2021, we consummated our Initial Public Offering of 20,000,000 units (“Units”). Each Unit consists of one share of Class A common stock, par value $0.0001 per share (“Class A common stock” and shares thereof sold in the Initial Public Offering, “Public Shares”), and one-half of one redeemable warrant (each, a “Public Warrant”), each whole Public Warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $200,000,000.

Simultaneously with the consummation of the Initial Public Offering and the sale of the Units, we consummated the sale of 6,250,000 warrants (each, a “Private Placement Warrant”), at a price of $1.00 per Private Placement Warrant, to Shelter Sponsor LLC, a Delaware limited liability company (the “Sponsor”), in a private placement (“Private Placement”) generating gross proceeds of $6,250,000.

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

Results of Operations

We have not commenced any operations. All activity for the period from December 11, 2020 (inception) through March 31, 2022 relates to our formation and Initial Public Offering, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account.

For the three months ended March 31, 2022, we had net income of $3,077,001 which was comprised of general and administrative expenses of $273,894 and franchise tax expense of $50,000, which was offset by income from investments held in Trust Account of $22,227, and unrealized gain on change in fair value of derivative warrant liabilities of $3,378,668.

For the three months ended March 31, 2021, we had net loss of $27,740 which was comprised of only general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2022, we had $473,520 in our operating bank account and working capital of $55,206, net of franchise tax payable of $50,000 and income from investment held in Trust Account of $22,227.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 205-40, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” We have until January 2, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. The Company expects to incur significant costs in pursuit of its acquisition plans. As a result the Company will likely need to raise additional funds to meet its obligations and sustain its operations which there can be no assurance that funds will be available or if they are on terms acceptable to the Company. These factors raise substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 2, 2023.

Off-Balance Sheet Financing Arrangements

For the three months ended March 31, 2022 and March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Registration and Stockholder Rights

The holders of the founder shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to the registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, these holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as for below. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Following the closing of the Initial Public Offering on July 2, 2021, and the partial exercise of the over-allotment option on July 14, 2021, a total of $221,647,440 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and pursuant to the partial exercise of the over-allotment option, together with certain of the proceeds from the sale of the Private Placement Warrants in the Private Placements, was placed in a trust account (the “Trust Account”) located in the United States with Continental Stock Transfer & Trust Company, acting as trustee, and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

The remaining net proceeds from the consummation of the Initial Public Offering and the Private Placements held outside of the Trust Account have been, and will be, used by us for working capital needs until the closing of a Business Combination.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May, 2022.

SHELTER ACQUISITION CORPORATION I

By:	/s/ Danion Fielding
Name:	Danion Fielding
Title:	Chief Financial Officer