Form 10-Q
period 2022-06-30
Shelter Acquisition Corp I
filed 2022-08-15
CIK 1844908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 22,164,744 shares of Class A common stock and 5,541,186 shares of Class B common stock were issued and outstanding.

SHELTER ACQUISITION CORPORATION I

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SHELTER ACQUISITION CORPORATION I

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$216,877	$905,106
Prepaid expenses	215,041	203,507
Total current assets	431,918	1,108,613
Prepaid expenses, non-current	—	90,799
Investments in Trust Account	221,976,329	221,654,793
Total Assets	$222,408,247	$222,854,205

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$653,674	$602,636
Franchise tax payable	20,000	200,050
Income tax payable	9,305	—
Total current liabilities	682,979	802,686

Derivative warrant liabilities	3,206,910	9,613,295
Deferred underwriters’ discount	7,757,660	7,757,660
Total Liabilities	11,647,549	18,173,641

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.001 par value; 500,000,000 shares authorized; 22,164,744 shares issued and outstanding	221,867,024	221,647,440

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized 5,541,186 shares issued and outstanding	554	554
Accumulated deficit	(11,106,880)	(16,967,430)
Total Stockholders’ Deficit	(11,106,326)	(16,966,876)
Total Liabilities and Stockholders’ Deficit	$222,408,247	$222,854,205

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
General and administrative expenses	$264,588	$20,258	$538,482	$48,968
Franchise tax expense	50,000	—	100,000	—
Loss from operations	(314,588)	(20,258)	(638,482)	(48,968)

Other income:
Income from investments held in Trust Account	299,309	—	321,536	—
Change in fair value of derivative warrant liabilities	3,027,717	—	6,406,385	—
Total other income	3,327,026	—	6,727,921	—

Income (Loss) before provision for income taxes	3,012,438	(20,258)	6,089,439	(48,968)
Provision for income taxes	(9,305)	—	(9,305)	—
Net income (loss)	$3,003,133	$(20,258)	$6,080,134	$(48,968)

Weighted average shares outstanding, Class A common stock	22,164,744	—	22,164,744	—
Basic and diluted net income (loss) per share, Class A common stock	$0.11	$—	$0.22	$—
Weighted average shares outstanding, Class B common stock	5,541,186	5,000,000	5,541,186	5,000,000
Basic and diluted net income (loss) per share, Class B common stock	$0.11	$(0.00)	$0.22	$(0.00)

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,541,186	$554	$—	$(16,967,430)	$(16,966,876)
Net income	—	—	—	—	—	3,077,001	3,077,001
Balance as of March 31, 2022	—	$—	5,541,186	$554	$—	$(13,890,429)	$(13,889,875)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(219,584)	(219,584)
Net income	—	—	—	—	—	3,003,133	3,003,133
Balance as of June 30, 2022	—	$—	5,541,186	$554	$—	$(11,106,880)	$(11,106,326)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common stock				Additional		Total Stockholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(970)	$24,030
Net loss	—	—	—	—	—	(28,710)	(28,710)
Balance as of March 31, 2021	—	$—	5,750,000	$575	$24,425	$(29,680)	$(4,680)
Net loss	—	—	—	—	—	(20,258)	(20,258)
Balance as of June 30, 2021	—	$—	5,750,000	$575	$24,425	$(49,938)	$(24,938)

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$6,080,134	$(48,968)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(321,536)	—
Change in fair value of derivative warrant liabilities	(6,406,385)	—
Changes in operating assets and liabilities:
Prepaid assets	79,265	(878)
Accounts payable and accrued expenses	51,038	5,370
Franchise tax payable	(180,050)	—
Income tax payable	9,305	—
Due to related party	—	1,333
Net cash used in operating activities	(688,229)	(43,143)

Cash Flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	240,000
Payment of deferred offering costs	—	(183,400)
Net cash provided by financing activities	—	56,600

Net change in cash	(688,229)	13,457
Cash, beginning of the period	905,106	—
Cash, end of the period	$216,877	$13,457

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$360,372
Change in value of Class A common stock subject to possible redemption	$219,584	$—

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through June 30, 2022, relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), as described below, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 205-40, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” the Company has until January 2, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company had a working capital deficit of $141,756 as of June 30, 2022 and expects to incur significant costs in pursuit of its acquisition plans. As a result, the Company will likely need to raise additional funds to meet its obligations and sustain its operations which there can be no assurance that funds will be available or if they are on terms acceptable to the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to January 2, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022.

Investments Held in Trust Account

The Company accounts for its securities held in the Trust Account in accordance with ASC Topic 320 “Debt and Equity Securities”. As of June 30, 2022 and December 31, 2021, all of the Company’s investments held in the Trust Account were classified as trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of the Company’s outstanding warrants were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,402,506	$600,627	$—	$(20,258)
Denominator:
Weighted-average shares outstanding including shares subject to redemption	22,164,744	5,541,186	—	5,000,000
Basic and diluted net income (loss) per share	$0.11	$0.11	$—	$(0.00)

	For the Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$4,864,107	$1,216,027	$—	$(48,968)
Denominator:
Weighted-average shares outstanding including shares subject to redemption	22,164,744	5,541,186	—	5,000,000
Basic and diluted net income (loss) per share	$0.22	$0.22	$—	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0.31% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.15% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for non-emerging growth companies beginning January 1, 2022, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on the Company’s financial position, results of operations or cash flows, and plans to adopt ASU 2020-06 on January 1, 2024.

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

As of June 30, 2022, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$221,647,440
Less:
Proceeds allocated to Public Warrants	(11,680,978)
Class A common stock issuance costs	(12,246,230)
Plus:
Accretion of carrying value to redemption value	23,927,208
Contingently redeemable Class A common stock as of December 31, 2021	$221,647,440
Accretion of carrying value to redemption value	219,584
Contingently redeemable Class A common stock as of June 30, 2022	$221,867,024

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

In February 2021, the Sponsor transferred 30,000 founder shares to each of the Company’s independent directors (except David Panton) and 15,000 founder shares to each of the Company’s advisors (except Matthew Wolpert and Jennifer Fuller) for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director or advisor (as the case may be) of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors and advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors and advisors was $366,188 or approximately $1.53 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

Related Party Loans

The Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of June 30, 2022 or the closing of the Initial Public Offering. The Company borrowed $240,000 under the Promissory Note and repaid it in full upon the closing of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2022, and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor or one or more of its affiliates, commencing on the date of the final prospectus for the Company’s Initial Public Offering, a total of $20,000 per month for office space and administrative and support services. Payments for such services began on June 29, 2021. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 the Company incurred and paid $60,000 and $120,000 in fees for these services. For the three and six months ended June 30, 2021, the Company did not incur any fees for these services.

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

Note 7 — Stockholders’ Equity

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock – The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 22,164,744 shares of Class A common stock issued and outstanding and subject to possible redemption and therefore classified as temporary equity on the balance sheet.

Class B common stock – The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At June 30, 2022 and December 31, 2021, there were 5,541,186 shares of Class B common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$221,976,329	$221,976,329	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$1,993,325	$1,993,325	$—	$—
Derivative warrant liability – Private Placement Warrants	1,213,585	—	—	1,213,585
	$3,206,910	$1,993,325	$—	$1,213,585

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$221,654,793	$221,654,793	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$5,983,373	$5,983,373	$—	$—
Derivative warrant liability – Private Placement Warrants	3,629,922	—	—	3,629,922
	$9,613,295	$5,983,373	$—	$3,629,922

The Public Warrants and Private Placement Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the statements of operations.

The warrants are measured at fair value on a recurring basis. The Company established the initial fair value of the Public Warrants and Private Placement Warrants on July 2, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. For periods subsequent to the detachment of the warrants, the close price of the Public Warrants is used as the fair value as of each relevant date. The subsequent measurement of the Public Warrants as of June 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market, which began trading on August 20, 2021. As of June 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $1,993,325 and $5,983,373, respectively.

The subsequent measurement of the Private Placement Warrants was calculated using a Monte Carlo simulation model which is considered a Level 3 measurement.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	June 30, 2022	December 31, 2021
Risk-free interest rate	3.02%	1.32%
Expected term (years)	5.5	5.7
Expected volatility	21.9%	10%
Stock price	$9.83	$9.73
Strike price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 liability for the three and six months ended June 30, 2022:

Warrant Liabilities
Fair value as of December 31, 2021	$3,629,922
Change in fair value	(1,271,206)
Fair value as of March 31, 2022	$2,358,716
Change in fair value	(1,145,131)
Fair value as of June 30, 2022	$1,213,585

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

Results of Operations

We have not commenced any operations. All activity for the period from December 11, 2020 (inception) through June 30, 2022 relates to our formation and Initial Public Offering, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account.

For the three months ended June 30, 2022, we had net income of $3,003,133 which was comprised of general and administrative expenses of $264,588, provision for income taxes of $9,305 and franchise tax expense of $50,000, which was offset by income from investments held in Trust Account of $299,309, and a change in fair value of derivative warrant liabilities of $3,027,717.

For the six months ended June 30, 2022, we had net income of $6,080,134 which was comprised of general and administrative expenses of $538,482, provision for income taxes of $9,305 and franchise tax expense of $100,000, which was offset by income from investments held in Trust Account of $321,536, and a change in fair value of derivative warrant liabilities of $6,406,385.

For the three months ended June 30, 2021, we had net loss of $20,258 which was comprised of only general and administrative expenses.

For the six months ended June 30, 2021, we had net loss of $48,968 which was comprised of only general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2022, we had $216,877 in our operating bank account and a working capital deficit of $141,756, net of franchise tax payable of $20,000, income tax payable of $9,305, and $80,000 in franchise taxes paid but not yet reimbursed by the Trust Account.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 205-40, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” we have until January 2, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we had a working capital deficit of $141,756 as of June 30, 2022 and expect to incur significant costs in pursuit of our acquisition plans. As a result, we will likely need to raise additional funds to meet obligations and sustain operations, which there can be no assurance that funds will be available or if they are on terms acceptable to us. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to consummate a Business Combination prior to January 2, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 2, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

All of the 22,164,744 Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with ASC 480-10-S99, redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Class A common stock has been classified outside of permanent equity.

Net Income (Loss) Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of the Company’s outstanding warrants were excluded from diluted earnings per share because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for non-emerging growth companies beginning January 1, 2022, with early adoption permitted. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows, and plan to adopt ASU 2020-06 on January 1, 2024.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as for below. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), filed with the SEC on March 30, 2022. The risk factor in our Annual Report under the heading “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of August, 2022.

SHELTER ACQUISITION CORPORATION I

By:	/s/ Danion Fielding
Name:	Danion Fielding
Title:	Chief Financial Officer