Form 10-Q
period 2022-09-30
Shelter Acquisition Corp I
filed 2022-11-14
CIK 1844908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 22,164,744 shares of Class A common stock and 5,541,186 shares of Class B common stock were issued and outstanding.

SHELTER ACQUISITION CORPORATION I

Quarterly Report on Form 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SHELTER ACQUISITION CORPORATION I

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$288,502	$905,106
Prepaid expenses	155,973	203,507
Total current assets	444,475	1,108,613

Prepaid expenses, non-current	—	90,799
Investments in Trust Account	222,656,025	221,654,793
Total Assets	$223,100,500	$222,854,205

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$602,056	$602,636
Franchise tax payable	30,000	200,050
Income tax payable	205,503	—
Total current liabilities	837,559	802,686

Derivative warrant liabilities	1,482,651	9,613,295
Deferred underwriters’ discount	7,757,660	7,757,660
Total Liabilities	10,077,870	18,173,641

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.001 par value; 500,000,000 shares authorized; 22,164,744 shares issued and outstanding	222,420,522	221,647,440

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 50,000,000 shares authorized 5,541,186 shares issued and outstanding	554	554
Accumulated deficit	(9,398,446)	(16,967,430)
Stockholders’ Deficit	(9,397,892)	(16,966,876)
Total Liabilities and Stockholders’ Deficit	$223,100,500	$222,854,205

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses
General and administrative expenses	$215,875	$667,342	$754,357	$716,310
Franchise tax expense	50,000	49,863	150,000	49,863
Loss from operations	(265,875)	(717,205)	(904,357)	(766,173)

Other income:
Income from investments held in Trust Account	999,746	2,670	1,321,282	2,670
Other expense relating to fair value exceeding amount paid for warrants	—	(387,728)	—	(387,728)
Offering costs allocable to warrants	—	(696,502)	—	(696,502)
Change in fair value of derivative warrant liabilities	1,724,259	9,846,431	8,130,644	9,846,431
Total other income	2,724,005	8,764,871	9,451,926	8,764,871

Income before provision for income taxes	2,458,130	8,047,666	8,547,569	7,998,698
Provision for income taxes	(196,198)	—	(205,503)	—
Net income	$2,261,932	$8,047,666	$8,342,066	$7,998,698

Weighted average shares outstanding, Class A common stock	22,164,744	21,400,544	22,164,744	7,211,905
Basic and diluted net income per share, Class A common stock	$0.08	$0.30	$0.30	$0.65
Weighted average shares outstanding, Class B common stock	5,541,186	5,458,832	5,541,186	5,154,625
Basic and diluted net income per share, Class B common stock	$0.08	$0.30	$0.30	$0.65

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	5,541,186	$554	$—	$(16,967,430)	$(16,966,876)
Net income	—	—	—	—	—	3,077,001	3,077,001
Balance as of March 31, 2022	—	—	5,541,186	554	—	(13,890,429)	(13,889,875)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(219,584)	(219,584)
Net income	—	—	—	—	—	3,003,133	3,003,133
Balance as of June 30, 2022	—	—	5,541,186	554	—	(11,106,880)	(11,106,326)
Accretion for Class A common stock to redemption amount	—	—	—	—	—	(553,498)	(553,498)
Net income	—	—	—	—	—	2,261,932	2,261,932
Balance as of September 30, 2022	—	$—	5,541,186	$554	$—	$(9,398,446)	$(9,397,892)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020	—	$—	5,750,000	$575	$24,425	$(970)	$24,030
Net loss	—	—	—	—	—	(28,710)	(28,710)
Balance as of March 31, 2021	—	—	5,750,000	575	24,425	(29,680)	(4,680)
Net loss	—	—	—	—	—	(20,258)	(20,258)
Balance as of June 30, 2021	—	—	5,750,000	575	24,425	(49,938)	(24,938)
Sale of 20,000,000 Units on July 2, 2021 through public offering	20,000,000	2,000	—	—	—	—	2,000
Sale of 2,164,744 Units on July 14, 2021, through overallotment	2,164,744	216	—	—	—	—	216
Class A common stock subject to possible redemption	(22,164,744)	(2,216)	—	—	—	—	(2,216)
Class B common stock forfeited	—	—	(208,814)	(21)	21	—	—
Accretion of the Class A common stock to redemption value	—	—	—	—	(24,446)	(23,842,439)	(23,866,885)
Net income	—	—	—	—	—	8,047,666	8,047,666
Balance as of September 30, 2021	—	$—	5,541,186	$554	$—	$(15,844,711)	$(15,844,157)

The accompanying notes are an integral part of these condensed financial statements.

SHELTER ACQUISITION CORPORATION I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$8,342,066	$7,998,698
Adjustments to reconcile net income to net used in in operating activities:
Income from investments held in Trust Account	(1,321,282)	(2,670)
Other expense relating to fair value exceeding amount paid for warrants	—	387,728
Change in fair value of derivative warrant liabilities	(8,130,644)	(9,846,431)
Offering costs allocated to warrants	—	696,502
Changes in operating assets and liabilities:
Prepaid assets	138,333	(353,925)
Accounts payable and accrued expenses	(580)	470,684
Franchise tax payable	(170,050)	49,863
Income tax payable	205,503	—
Net cash used in operating activities	(936,654)	(599,551)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(221,647,440)
Cash withdrawn from Trust Account for taxes	320,050	—
Net cash provided by (used in) investing activities	320,050	(221,647,440)

Cash Flows from Financing Activities:
Proceeds from initial public offering, net of costs	—	217,214,490
Proceeds from private placement	—	6,682,950
Proceeds from issuance of promissory note to related party	—	240,000
Repayment of promissory note to related party	—	(240,000)
Payment of deferred offering costs	—	(640,100)
Net cash provided by financing activities	—	223,257,340

Net change in cash	(616,604)	1,010,349
Cash, beginning of the period	905,106	—
Cash, end of the period	$288,502	$1,010,349

Supplemental Disclosure of Non-cash Financing Activities:
Accretion of the Class A common stock to redemption value	$773,082	$23,866,885
Deferred underwriting commissions charged to additional paid in capital	$—	$7,757,660
Initial classification of derivative warrant liabilities	$—	$18,751,655
Forfeiture of Class B common stock	$—	$21

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from December 11, 2020 (inception) through September 30, 2022, relates to the Company’s formation, its initial public offering (the “Initial Public Offering”), as described below, and, since the completion of the Initial Public Offering, searching for a target to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 205-40, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” the Company has until January 2, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company had a working capital deficit of $157,581 as of September 30, 2022 and expects to incur significant costs in pursuit of its acquisition plans. As a result, the Company will likely need to raise additional funds to meet its obligations and sustain its operations which there can be no assurance that funds will be available or if they are on terms acceptable to the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to consummate a Business Combination prior to January 2, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 2, 2023.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022.

Investments Held in Trust Account

The Company accounts for its securities held in the Trust Account in accordance with ASC Topic 320 “Debt and Equity Securities”. As of September 30, 2022 and December 31, 2021, all of the Company’s investments held in the Trust Account were classified as trading securities. The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in the Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of the Company’s outstanding warrants were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods. The accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,809,546	$452,386	$6,412,079	$1,635,587
Denominator:
Weighted-average shares outstanding including shares subject to redemption	22,164,744	5,541,186	21,400,544	5,458,832
Basic and diluted net income per share	$0.08	$0.08	$0.30	$0.30

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$6,673,653	$1,668,413	$4,664,676	$3,334,022
Denominator:
Weighted-average shares outstanding including shares subject to redemption	22,164,744	5,541,186	7,211,905	5,154,625
Basic and diluted net income per share	$0.30	$0.30	$0.65	$0.65

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 7.98% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.40% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

As of September 30, 2022, the shares of Class A common stock reflected on the balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$221,647,440
Less:
Proceeds allocated to Public Warrants	(11,680,978)
Class A common stock issuance costs	(12,246,230)
Plus:
Accretion of carrying value to redemption value	23,927,208
Contingently redeemable Class A common stock as of December 31, 2021	221,647,440
Accretion of carrying value to redemption value	773,082
Contingently redeemable Class A common stock as of September 30, 2022	$222,420,522

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

In February 2021, the Sponsor transferred 30,000 founder shares to each of the Company’s independent directors (except David Panton) and 15,000 founder shares to each of the Company’s advisors (except Matthew Wolpert and Jennifer Fuller) for per share consideration equal to the amount paid by the Sponsor to the Company for each founder share. Pursuant to the terms of the agreements governing these transfers, if the transferee ceases to serve as a director or advisor (as the case may be) of the Company prior to the completion of the Company’s initial Business Combination, the Sponsor has the option to repurchase the founder shares from such transferee for the same per share consideration paid by the transferee for the initial transfer. The Sponsor’s option to repurchase the founder shares shall expire upon the consummation of the Company’s initial Business Combination. The sale of the founders shares to the Company’s directors and advisors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares sold to the Company’s directors and advisors was $366,188 or approximately $1.53 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

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

In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but is not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, such Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the funds held outside the Trust Account to repay such Working Capital Loans but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of Working Capital Loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2022, and December 31, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

The Company has agreed to pay the Sponsor or one or more of its affiliates, commencing on the date of the final prospectus for the Company’s Initial Public Offering, a total of $20,000 per month for office space and administrative and support services. Payments for such services began on June 29, 2021. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022 the Company incurred and paid $60,000 and $180,000 in fees for these services. For the three and nine months ended September 30, 2021, the Company did not incur any fees for these services.

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

Note 7 — Stockholders’ Equity

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock – The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,164,744 shares of Class A common stock issued and outstanding and subject to possible redemption and therefore classified as temporary equity on the balance sheet.

Class B common stock – The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Class B common stock are entitled to one vote for each common stock. At September 30, 2022 and December 31, 2021, there were 5,541,186 shares of Class B common stock issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s asset and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

Description	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$222,656,025	$222,656,025	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$919,144	$919,144	$—	$—
Derivative warrant liability – Private Placement Warrants	563,507	—	—	563,507
	$1,482,651	$919,144	$—	$563,507

Description	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Asset:
Investments held in Trust Account	$221,654,793	$221,654,793	$—	$—
Liabilities:
Derivative warrant liability – Public Warrants	$5,983,373	$5,983,373	$—	$—
Derivative warrant liability – Private Placement Warrants	3,629,922	—	—	3,629,922
	$9,613,295	$5,983,373	$—	$3,629,922

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

The warrants are measured at fair value on a recurring basis. The Company established the initial fair value of the Public Warrants and Private Placement Warrants on July 2, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model. The Public Warrants and Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. For periods subsequent to the detachment of the warrants, the close price of the Public Warrants is used as the fair value as of each relevant date. The subsequent measurement of the Public Warrants as of September 30, 2022 and December 31, 2021, is classified as Level 1 due to the use of an observable market quote in an active market, which began trading on August 20, 2021. As of September 30, 2022 and December 31, 2021, the aggregate value of Public Warrants was $919,144 and $5,983,373, respectively.

The subsequent measurement of the Private Placement Warrants was calculated using a Monte Carlo simulation model which is considered a Level 3 measurement.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows:

	September 30, 2022	December 31, 2021
Risk-free interest rate	4.04%	1.32%
Expected term (years)	5.5	5.7
Expected volatility	9.2%	10.0%
Stock price	$9.90	$9.73
Strike price	$11.50	$11.50

The following table sets forth a summary of the changes in the fair value of the Level 3 liability for the three and nine months ended September 30, 2022:

Warrant Liabilities
Fair value as of December 31, 2021	$3,629,922
Change in fair value	(3,066,415)
Fair value as of September 30, 2022	$563,507

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On October 25, 2022, the Company filed a preliminary proxy statement proposing to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must (1) consummate an initial merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “business combination”), (2) cease its operations except for the purpose of winding up if it fails to complete such business combination, and (3) redeem all of the Company’s Class A common stock included as part of the units sold in the Company’s IPO, from January 2, 2023 to June 30, 2023.

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

Results of Operations

We have not commenced any operations. All activity for the period from December 11, 2020 (inception) through September 30, 2022 relates to our formation and Initial Public Offering, and, since the completion of our Initial Public Offering, searching for a target to consummate an initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and placed in the Trust Account.

For the three months ended September 30, 2022, we had net income of $2,261,932 which was comprised of general and administrative expenses of $215,875, provision for income taxes of $196,198 and franchise tax expense of $50,000, which was offset by income from investments held in Trust Account of $999,746, and a change in fair value of derivative warrant liabilities of $1,724,259.

For the nine months ended September 30, 2022, we had net income of $8,342,066 which was comprised of general and administrative expenses of $754,357, provision for income taxes of $205,503 and franchise tax expense of $150,000, which was offset by income from investments held in Trust Account of $1,321,282, and a change in fair value of derivative warrant liabilities of $8,130,644.

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

Liquidity and Capital Resources

At September 30, 2022, we had $288,502 in our operating bank account and a working capital deficit of $157,581, net of franchise tax payable of $30,000, income tax payable of $205,503, and $0 in franchise taxes paid but not yet reimbursed by the Trust Account.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 205-40, “Presentation of Financial Statements – Going Concern (Subtopic 205-40),” we have until January 2, 2023, to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we had a working capital deficit of $141,756 as of September 30, 2022 and expect to incur significant costs in pursuit of our acquisition plans. As a result, we will likely need to raise additional funds to meet obligations and sustain operations, which there can be no assurance that funds will be available or if they are on terms acceptable to us. We have determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We intend to consummate a Business Combination prior to January 2, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 2, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income Per Share of Common Stock

We have two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings are shared pro rata between the two classes of common stock. The 17,765,321 shares of common stock issuable upon the exercise of the Company’s outstanding warrants were excluded from diluted earnings per share because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common share is the same as basic net income per common share for the periods. The accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as for below. In light of the material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares of Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote, liquidation or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote, liquidation or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension, liquidation or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2022.

SHELTER ACQUISITION CORPORATION I

By:	/s/ Danion Fielding
Name:	Danion Fielding
Title:	Chief Financial Officer